Form 10-K
period 1997-12-31
FREIGHT CONNECTION INC
filed 1998-04-09
CIK 853270

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, DC  20549

                                                   FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
         OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________ to _____________________

Commission file Number 33-29985-NY

                                       THE FREIGHT CONNECTION, INC.
                     (Exact name of registrant as specified in its charter)

                     Delaware                   8980        11-2994672
              (State orjurisdiction    (Primary Standard    (I.R.S. Employer
              of incorporation or       Industrial          Identification
              organization)             Classification      No.)
                                        Code Number)

                       12900 Dupont Circle, Tampa, Florida 33626
                       (Address of principal executive offices)

Registrant's telephone number, including area code:   (813) 854-1500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to filing requirements for the past 90 days.  YES    X     NO

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ( )

As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 785,400

As of March 27, 1998, the number of shares of Common Stock outstanding was 4,825,630






                                         THE FREIGHT CONNECTION,INC.
                                              REPORT ON FORM 10-K
                                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997




                                               TABLE OF CONTENTS


                                                    PART I

Item 1.          Business

Item 2.          Properties

Item 3.          Legal Proceedings

Item 4.          Submission of Matters to a Vote of Security Holders

                                                    PART II

Item 5.          Market for the Registrant's Common Equity and Related
                        Stockholder Matters

Item 6.          Selected Financial Data

Item 7.          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Item 8.          Financial Statements and Supplementary Data

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                                   PART III

Item 10.         Directors and Executive Officers of the Registrant;
                  Compliance with Section 16(a) of the Exchange Act

Item 11.         Executive Compensation

Item 12.         Security Ownership of Certain Beneficial Owners and
                          Management

Item 13.         Certain Relationships and Related Transactions

                                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K

Signatures







Item 1.          Business


The Company: Organization and Changes of Control

         The Company was organized under the laws of the State of Delaware on December 16, 1987, under the name Taylor Equities, Inc. ("Taylor"). The Company was formed as a "blank check" company, with its sole purpose being to offer its stock to the public in a public offering and thereafter use the proceeds to find an acquisition or merger candidate. On December 23, 1991, Taylor entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Freight Connection, Inc., ("FCI") a Florida corporation organized in October 1983 ("FCI") by Michael Jackson, former President of the Company, under the name "Expert Freight of Tampa, Inc." FCI was organized as an intermodal marketing company and carried on that business until its combination with Taylor, when
FCI was dissolved. The Company's name was changed from Taylor Equities, Inc., to The Freight Connection, Inc., and the officers and directors of FCI became
the officers and directors of the Company.   As part of the initial public
offering, Taylor issued Class A and Class B warrants which expired on February 12, 1997.

         On July 14, 1993, Vitran, a corporation organized under the laws of the Province of Ontario and having a principal place of business at 70 University Avenue, Suite 350, Toronto, Canada, M5J 2M4, acquired 3,218,030 shares of the Company's Common Stock, and a warrant to purchase an additional 1,536,970 shares of the Company's Common Stock. Vitran is a North American multi-divisional operating company providing services to the freight and environmental industries with over 1,500 employees at seventy-five locations in Canada and the United States. Vitran's Freight Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, dedicated contract carriage, warehousing and inventory management. Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran's receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, depending on the type of service required by the shipper of such freight. Each shipper has unique requirements for the movement of its freight, including time, shipment size and volume, and the shipper's inventory carrying costs. Vitran's common stock is traded on the Toronto Stock Exchange under the symbol VTN.A and on NASDAQ under the symbol VTNAF. See Item 13 of this Report.

          Vitran acquired its shares of Common Stock pursuant to a subscription agreement with the Company, which agreement required the Company to issue to Vitran a warrant for the purchase of 1,536,970 shares of Common Stock at a price of $.650631 per share exercisable through July 31, 1997. In exchange for said 3,218,030 shares and stock purchase warrant, Vitran paid the Company $1,000,000, of which $698,093.15 was paid in cash and $301,906.85 was paid by the repayment to Vitran of a $300,000 principal amount note, together with interest of $1,906.85, due Vitran by the Company. The Company incurred that note obligation to Vitran on June 15, 1993, as a bridge loan made pending Vitran's equity
investment consummated July 14, 1993.   The stock purchase warrant expired on
July 31, 1997 as scheduled.

During 1997, Vitran purchased an additional 700,000 shares of the Company's common stock, changing its ownership to 3,918,030 shares, or 81.19% of the Company's outstanding common stock.


The Intermodal Industry

         The Company provides intermodal transportation services and operates as an intermodal marketing company. ("IMC"). Intermodal transportation involves the movement of freight by more than one mode of transportation, principally by truck or a combination of truck and rail.

         For freight moving in excess of 500 miles, intermodal shipping often represents a cost- effective alternative to over-the-road trucking. The Company includes as its target market, freight which is currently being shipped via intermodal transportation as well as freight moving in excess of 500 miles via for-hire trucking companies and private trucking fleets. According to statistics reported by the Intermodal Association of North America, ("IANA") intermodal and truck revenue rose from $4.13 billion in 1996 to 4.76 billion, or a growth of 14.5%. Of this, truck revenues grew by 34.8% and intermodal revenue growth was 5.9%. (1)

         Intermodal freight is divided equally into shipments generated domestically and those generated by the import/export market, with international movements slightly exceeding domestic traffic. Traditionally, the domestic shipments have been long-haul truck movements, principally truckload.
Intermodal has primarily attracted long-haul freight of 700 miles to 1,000 miles or more; in some corridors, intermodal can be cost effective for distances as short as 500 miles.

         During the 1980's and 1990's, the United States rail industry experienced substantial consolidation through the merger of several railroads. The larger railroads disposed of less profitable short lines, allowing the railroads to invest heavily to upgrade roadbeds, increase tunnel clearances, build larger intermodal terminal facilities and improve their equipment and technologies. These improvements helped to reduce transit times and improve service, reduced freight and equipment damage, and allowed for greater efficiencies through the cross-country movement on double stack container trains. Intermodal became even more competitive over this same period due to higher operating costs for the long-haul for-hire trucking companies, particularly for shipments travelling long distances. During the latter part of 1997, there were several service issues surrounding the railroads which made highway brokerage a viable alternative in order to ensure on-time delivery to customers.

         Due to the service issues surrounding the railroads, highway brokerage has been gaining increased market share as mentioned above. According to IANA, for the first time since reporting data, truck brokerage represented more than 50% of the total shipments generated by IMC's. (1) As a result of these statistics and to remain competitive, the Company has made an effort to expand its truck brokerage division.


------------------
(1)  IANA IMC Market Activity Report, Intermodal Association of
North America, February 1998.
------------------

         In January 1998, a seasoned truck brokerage manager was hired to oversee the highway brokerage division which is based in the Atlanta, Georgia
office.   This broker brought with him an established base of quality carriers. As a result, the Company is able to provide cost effective alternatives to intermodal transportation.

         IMCs have created additional opportunities for intermodal shipping by providing a full door-to-door service to their clients at a price and service level that would not be available to the shipper on its own. IMCs assist the railroads in balancing freight originating in or destined to specific geographic regions, resulting in improved asset utilization. IMCs provide value to shippers by passing on certain economies of scale by being volume purchasers of rail and drayage service, providing access to a large equipment pool, consolidating each carrier's invoice into one single invoice and handling the logistics of an intermodal move.

         Historically, establishing an IMC was easy because of the low capital cost required to enter the carrier business. However, in the last few years the railroads have restricted the number of IMCs with which they will enter into wholesale contracts. They increasingly deal only with those that can deliver certain volumes, and have in most cases required the posting of financial guarantees before they will extend credit. In addition, market conditions require that an IMC be able to demonstrate to carriers and shippers its ability to interface with customers and carriers electronically. These requirements limit the ability of start-up IMCs to enter the market and may force small IMCs out of the market if they are unable to continue to meet these requirements. The Company believes that this trend will be advantageous to the Company. The Company believes that its financial resources, staff, and computer hardware and software are sufficient to offer substantially the same or better services than any of its competitors, and that the Company is able to compete effectively with any other company engaged in its business.



Operations

         The Company's services include the tracking of its customers' freight in- transit, the daily reporting through electronic means of each load's status, expediting each shipment to ensure it meets its schedule, and the consolidation of all freight bills within a movement into a single door-to-door invoice, regardless of how many carriers are utilized. The Company contracts with all major U.S. railroads along with drayage carriers and independent stack train operators. These contracts provide for volume discounts, the ability to negotiate special commodity pricing and in some instances early payment incentives in the form of rebates.

         The Company believes that a primary component of its business strategy is the continued improvement of its software and other technology to enhance its information processing for its intermodal transportation services. The Company believes that a significant portion of its future growth will depend on its information technology and accordingly it continues to concentrate in this area. The Company has several customers online with full electronic data interchange of information from a shipment's original loading through delivery at destination.

         The Company is primarily a provider of intermodal transportation services, yet it continues to expand its service capabilities as customers increasingly outsource their transportation needs. The Company now performs logistics functions for a small number of its clients and intends to expand its logistics capabilities and offer new or additional services to meet or exceed customer demands. These logistics functions include a more comprehensive transportation management program, third party warehousing, arranging for delivery to multiple locations over several states and other customized logistics services.


The Company's Carrier Vendors

         An important element of the Company's strategy is to continue to build and strengthen its close working relationship with each of the major intermodal railroads in the United States, Canada and Mexico. The Company has contracts with each of the following Class 1 railroads;

                  Santa Fe/BN
                  Illinois Central
                  Norfolk Southern
                  Union Pacific/Southern Pacific
                  APL Stacktrain Service
                  Conrail
                  CSX Transportation


         These contracts govern the terms of transportation with each railroad, which include payment terms and the various services to be provided by each rail. The Company negotiates with each railroad in an effort to provide the best quality service at a favorable price to its client base. These contracts usually have staggered renewal dates at which time the Company revisits its volume with that rail and seeks to establish even more favorable contracts for the continuing years, including rebates for volume shipments. The Company is also able to negotiate special commodity pricing which provides price discounts on certain commodities based on competitive factors. The special pricing quotations are designed, in part, by the railroads to attract new business that the railroads have not previously handled. In addition, certain of these railroads offer rebates for fast payment of their invoices.

         The Company also sees its local cartage ("drayage") and over-the-road carrier base as an integral part of its operations, since the Company's ability to perform on-time pick up and delivery of product is partially based on the level of service provided by these carriers. Accordingly, the Company has quality programs in place which monitor the performance of each of its carriers. Service reports are generated monthly and forwarded to each carrier, at which time, if service failures have occurred, a corrective action is taken by both the Company and the carrier to improve service levels. The Company's data base of carriers is maintained and updated regularly to ensure that only approved carriers with adequate insurance are available for use. The Company continues to seek out quality carriers throughout North America to enhance its ability to provide faster service and facilitate the Company's expansion.


The Company's Customers


         The Company performs credit checks on all potential customers to ensure that they are credit worthy and are able to meet the payment terms established by the Company.

         The Company has transportation agreements with various companies to perform substantial portions of their transportation needs on agreed-upon pricing terms for specified routes. Many of these agreements are verbal and non-binding. Others are binding and in written form, but are cancelable on short notice. All of the Company's agreements are based upon the Company's price quotes as accepted by its customers. The quotation document sets forth all of the terms of the agreement between the parties and includes a liability disclaimer (see "Liability Issues," below). Quotation documents establish pricing and delivery terms of freight, and are often used by shippers on a continuous basis. All agreements based on the Company's written quotations can be cancelled by either party at any time prior to shipment without penalty.

         Intermodal transportation tends to be most beneficial for customers shipping full truckloads longer than 500 miles. Many of the Company's customers in the automotive, scrap metal, and spirit industries operate within a multi-divisional environment. The Company does business with more than one division of several of its principal customers, and is dependent on the various divisions of such companies for a substantial portion of its business. As its agreements with those customers are made on a divisional rather than a corporate basis, management believes it is not likely that the Company would lose all of the business of any of its principal customers if it were to lose the business of any one of their divisions.

         During the year ended December 31, 1997, the Company had sales to various divisions of one major customer, an automobile manufacturer, which amounted to 61% of total sales. The Company conducts its business with this customer on a multi-divisional basis and the percentage provided in the preceding sentence is for the aggregate of all divisions of this customer. The Company has separate agreements with each division and the percentage of business represented by each division is substantially less than the corporate aggregate. The maximum percentage of sales by any one division is approximately 9% of the Company's total sales.


Sales and Marketing

         The Company believes that developing long-term relationships with its client base is crucial to its continued growth. By developing these long-term relationships, the Company is able to better understand its customers' needs and is then able to customize its services to each client. The Company has an extensive data base of existing and potential new clients to which it continually markets its services.

         The Company undertakes a variety of marketing initiatives, including the use of direct surveys on a client-by-client basis to determine new or additional customer needs and meet the demand. An approach to a new client generally involves the assessment of that customer's transportation requirements. In making its analysis, the Company reviews the customer's business patterns and determines if the customer is maximizing its transportation dollar. The Company also seeks to integrate itself into the customer's environment to determine if there are additional logistic services the Company can provide. The objective of the Company's analysis is to market the Company's services by presenting to the customer a program of reducing the customer's overall costs while offering the customer a superior level of transportation service.

         The Company regularly surveys its customers in order to continually receive evaluations of the Company's performance, keep abreast of customer needs, and develop leads for new business.

         In an effort to further the Company's national exposure, the Company opened sales offices in Atlanta, Georgia, and Los Angeles, California during 1996, and San Francisco, California in February 1998. In addition, the Company utilizes a combination of outside commissioned sales agents and internal marketing staff to support its sales efforts. Currently the Company has commissioned agents in Melbourne, Florida, Atlanta, Georgia, Boston, Massachusetts, Portland Oregon, and Salt Lake City, Utah. A unit of Vitran based in Concord, Ontario, Canada represents the Company as its Canadian agent. Each outside sales person receives a commission based on a percentage of the fee generated on each movement. The Company is currently developing several commission sales agreements in all major markets within North America.

         In November 1996, the Company obtained its ISO-9000 certification, which the Company believes will assist its national and international sales efforts. ISO-9000 is a series of international standards for quality management systems. The Company intends to obtain national exposure through the use of advertising, periodic press releases and promotional mailings.


Computer Systems

         The Company has invested in the purchase and development of computer programs that provide pertinent tracking information to its customers on a daily basis. The Company has also helped develop for its own use a program which allows for the integration of scheduling, pricing and quotations, routing, dispatch, tracing, billing and accounting systems for its internal operations.

         With the Company's computer systems capability described in the preceding paragraph, the Company can advise its customers on an hourly basis of the exact location of any shipment. Every customer receives a daily shipment tracking report which provides the location of each shipment in transit within the United States, Mexico and Canada. This technology permits the Company to solve problems with customers' shipments in many instances before they cause any delay to the shipper.

         All of the Company's offices are networked into the system so that up-to-date information is always available for the customers of each location.


Liability Issues

         Brokers such as the Company do not generally assume liability for loss or damage to freight. Since the Company operates as a transportation broker (that is, a company that finds a carrier to haul a shipper's freight) of property and a shipper's agent, it does not take possession of the freight and is therefore not liable for the carrier's failure to perform or the carrier's negligent performance. The Company has a liability disclaimer as a part of each freight agreement signed with its customers. This liability disclaimer sets forth the Company's legal responsibilities and states that since the Company is acting as a transportation intermediary and not a carrier, it will not be liable for loss or damage resulting from the transportation of freight.


         Although as a broker it is not responsible for loss of or damage to freight, the Company will assist the shipper as its agent in the claim collection process. The Federal Highway Administration does not require a broker to carry cargo insurance, but it does require a broker's surety bond of $10,000, the purpose of which is to show financial responsibility and provide surety for arrangements with carriers and shippers.

Competition

         The transportation services industry is highly competitive. The Company competes against other IMCs, as well as brokers of freight, logistic service companies and with railroads that attempt to market their own intermodal services. The Company also completes with over the road carriers who have entered the intermodal market by converting their long-haul traffic to intermodal. Competition is based primarily on freight rates, quality of service, reliability and transit times.

         The Company competes with several other IMCs, such as The Hub Group, Mark VII Transportation, AP Distribution, Alliance Shippers and GST Corporation, and numerous small regional and local firms. Many of these firms have larger gross revenues than the Company, however the Company believes that it is an established IMC able to meet the requirements of railway carriers and shippers and that it is competitive with the largest IMCs. With the trend towards further consolidation in the industry, the Company believes that its financial stability and its continual investment in information systems will uniquely position the Company for continued growth both through external sales development and the possible acquisition of other IMCs.


Employees

         As of the date of this Report, the Company has twenty-six full-time employees engaged in performing executive, administrative, marketing and clerical duties. These employees are located in Tampa, Florida, Atlanta, Georgia, and San Francisco, California. The Company has seven people performing sales and administrative services in Los Angeles, California. These people are paid through an outside agency. Management intends to add employees throughout the coming year, as it deems necessary, in order to provide continuous quality service.


Executive Officers of the Registrant

         As of the date hereof, there are two executive officers of the Company. Richard E. Gaetz serves as the President and Chief Executive
Officer of the Company. Mr. Gaetz has served in those capacities since October 11, 1996 at which time he replaced Michael Jackson. Geoff Duncan is the Executive Vice President and Chief Operating Officer. He has served in those capacities since November 15, 1996. Prior to that date, Mr. Duncan's positions did not exist at the Company. For information as to Mr. Gaetz and Mr. Duncan's prior business experience, see Item 10 of this Report.


Environmental Matters

         The Company does not believe that compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment will have any material adverse impact upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.          Properties

         The Company's corporate headquarters are located in Tampa, Florida.
The Company leased approximately 5,000 square feet at 12900 Dupont Circle, Tampa, Florida for the year ended December 31, 1997; 2,808 square feet was useable office space and the remainder was warehouse space which could be renovated upon expansion. The annual rent was $41,047 for the year ended December 31, 1997. Upon expiration of the lease on January 31, 1998, the Company signed a new lease for a period of two years. This lease is also for 5,000 square feet, and included the conversion of 1,392 square feet of warehouse space into office space. Management feels that the resulting 4,200 square feet of useable office space is sufficient to meet the expansion goals of the Company in the next two years. At the expiration of this lease in the year 2000, the Company will re-evaluate its space needs and determine whether to move to a larger facility or renew its existing lease arrangement.

         The Company entered into a three year lease with a Vitran subsidiary for office space in Atlanta, Georgia on May 10, 1997. Rent expense incurred
under this lease for the year ended December 31, 1997 was $8,000.   Due to the
expansion of the truck brokerage division in Atlanta, Georgia, the Company will require additional office space during 1998.

         The Company entered into a one year lease on August 25, 1997 for an executive suite in Los Angeles, California. Prior to the lease, the Company rented a smaller space on a monthly basis in the same building. This lease will be reviewed at the end of its term to determine if additional space is required. Rent expense under this lease for the year ended December 31, 1997 was $10,800.

         In February 1998, the Company signed a two year lease in San Francisco, California for its new sales office.

         The Company's offices in Atlanta, Georgia, Los Angeles, California and San Francisco, California are sales offices with operations support. The executive offices and the accounting offices are located in the Tampa, Florida facility.



Item 3.          Legal Proceedings

         On June 14, 1993, the Company entered into an agreement with a stockholder and his wife to liquidate their investment in the Company. As part of the agreement, the former President personally guaranteed that the stockholder would receive no less than $360,000 from the sale of their shares in the Company. The Company agreed to issue up to an additional 35,000 shares to the stockholder in the event that the proceeds were less than $360,000.

         In November 1996, the Company, its former President, and its directors were sued by the above mentioned shareholder for civil damages which the plaintiff alleges arose from breach of the June 14, 1993 agreement. The suit was filed in Hillsborough County, Florida, Circuit Court, in a case captioned Robert Johnston v. The Freight Connection, Inc., Michael Jackson, Richard E. Gaetz, Albert Gnat, and Richard D. McGraw (Case No. 96-07867). On July 7, 1997, the plaintiff filed a voluntary notice of dismissal with prejudice against all of the defendants, including the Company. Prior to the dismissal, on July 3, 1997, the Company and Michael Jackson entered into a settlement agreement pursuant to which (i) the Company and Mr. Jackson agreed to exchange mutual general releases; (ii) Mr. Jackson agreed that he would not, for a period of approximately one year, solicit customers of the Company or employees of the Company or its parent company, Vitran Corporation Inc.; (iii) Mr. Jackson agreed that the exercise period of his options as to 80,000 shares of the Company's common stock expire August 22, 1999; (iv) Mr. Jackson agreed to repay a $14,000 loan to the Company; and (v) Vitran Corporation Inc. agreed to purchase from Mr. Jackson 600,000 shares of the common stock of the Company for consideration of $450,000. As a condition of the settlement agreement, Mr. Jackson was required to settle the captioned litigation as to all defendants, including the Company, which was accomplished on July 7, 1997.


Item 4.          Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fiscal year covered by this Report.


                                                    PART II

Item 5.          Market for the Registrant's Common Equity and Related
            Stockholder Matters

                 The Company's Common Stock is quoted on the NASD electronic bulletin board and in the "pink sheets" under the symbol FTCN. There has never been an active trading market for the Company's Common Stock, nor does one now exist.

         The National Quotation Bureau, Inc., has advised the Company that the following bid quotations have been reported:

                                                          Bid Prices
         Period                                       High          Low

         January 1 - March 31, 1996                    1.00         .06
         April 1 - June 30, 1996                       1.00        1.00
         July 1 - September 30, 1996                   1.00         .75
         October 1 - December 31, 1996                  .88         .38
         January 1 - March 31, 1997                     .75         .63
         April 1 - June 30, 1997                       1.38         .50
         July 1 - September 30, 1997                    .88         .75
         October 1 - December 31, 1997                  .75         .63


         Such quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission. Such quotes are not necessarily representative of actual transactions, or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that three member firms of the NASD are currently acting as market makers for the Common Stock. However, there are no meaningful trading transactions currently for the Company's stock, nor have there ever been any such transactions.
The Company believes that the absence of such transactions is due in substantial part to its shares of Common Stock being held by few individuals. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders.

         Neither the Company's certificate of incorporation, its by-laws, nor any agreement to which it is a party restricts the payment of dividends. However, a loan agreement established between Republic Bank, St. Petersburg, Florida and the Company contains certain covenants concerning the Company's net worth and ratio of debt to net worth. Payment of dividends could be restricted if such payment would cause the Company to violate either of these covenants. The Company has not paid any dividends on its Common Stock.

         As of March 18, 1998, there were twenty-seven holders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.


Item 6.          Selected Financial Data


         The following data illustrates the results of operations for the years ended December 31, 1995, 1996 and 1997, respectively. The data has been derived from and should be read in conjunction with, the Company's Financial Statements and related notes included elsewhere in this Report. All data has been derived from the Company's audited financial statements.


                        Year Ended        Year Ended        Year Ended
                        December 31,      December 31,      December 31,
(000's omitted)         1995              1996              1997

Freight income          $20,014           $22,173           $26,333
Freight expense          18,044            20,184            23,947

Gross profit              1,970             1,989             2,386

Selling, general
 and administrative
 expenses                 1,142             1,486             1,673

Depreciation and
  amortization               99                62                69

Income from
  operations                729               441               644

Other income
  (expenses)                  4                10                21

Income before
  taxes                     733               451               665

Income tax
  expense                   285               180               200

Net income              $   448           $   271           $   465

Net income per share    $   .09           $   .06           $   .10

Financial Position

Working capital         $ 1,233           $ 1,405           $ 1,899

Total Assets            $ 3,295           $ 3,759           $ 4,657

Stockholders'
  Equity                $ 1,444           $ 1,698           $ 2,163




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information which follows includes results of the years ended December 31, 1995, 1996 and 1997, respectively.


Liquidity and Capital Resources


         The Company has increased its working capital from $1,404,775 at December 31, 1996 to $1,899,316 at December 31, 1997, an increase of 35.2%. The increase is primarily due to the net income generated by the Company. The Company intends to use this working capital to expand its operations by opening sales offices in various geographic locations.

         The cash position of the Company at December 31, 1997 was $1,285,929 compared to $173,911 at December 31, 1996. The rise in cash can be attributed to the efforts made by the credit department to collect monies owed the Company on a timely basis. In addition, at December 31, 1996, one of the Company's customers had a substantial amount of past-due balances, the majority of which was collected during 1997.

         Concurrent with the rise in cash was a decrease in accounts receivable. The accounts receivable balance at December 31, 1997 and 1996, was $3,025,938 and $3,233,861, respectively, a decrease of 6.4%. This is in contrast to the rise in the accounts payable balance from $2,018,059 to $2,425,517 between December 31, 1996 and 1997, respectively, an increase of 20.2%. Generally, as revenues increase, accounts receivable and accounts payable will also increase. Due to the significant collection of past due balances during 1997, even though revenues increased by 18.8%, the accounts receivable balance decreased.

         The Company had a net increase in cash from operations of $1,163,423 and $164,687 for the years ended December 31, 1997 and 1995, respectively. For the year ended December 31, 1996, the Company had a net reduction in cash from operations of $600,179. The net increase in cash from operations for the year ended December 31, 1997 was primarily due to the net income of $464,671 for the year, combined with the decrease in the accounts receivable balance and the increase in the accounts payable balance. The net reduction in cash from operations at December 31, 1996 was primarily due to the significant increase in the accounts receivable balance from December 31, 1995, partially offset by the rise in accounts payable and the net income produced during the year. The net increase in cash from operations for the year ended December 31, 1995, was due primarily to the net income generated, combined with the rise in income taxes payable and offset by the rise in accounts receivable.

         The Company continues to purchase assets as it deems necessary. For the year ended December 31, 1997, the Company purchased $51,405 in fixed assets, the majority of which was computer software and equipment. For the year ended December 31, 1996, the Company expended $165,712 on fixed assets, including $81,995 for the purchase of an IBM AS200.

         Stockholders' equity was $2,162,947 at December 31, 1997, up $464,671,or 27.4% from December 31, 1996. Earnings per share at December 31, 1997 were $.10, compared to $.06 and $.09, at December 31, 1996 and 1995, respectively.

         In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit.

         On August 18, 1997, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida, in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at December 31, 1997.

         At December 31, 1997 and 1996, the Company did not have any capital lease obligations.

Results of Operations

         Revenues for the year ended December 31, 1997 were $26,333,344, up 18.8%, or $4,160,405, from the year ended December 31, 1996 and up $6,319,369 or
31.6% from the year ended December 31, 1995. Revenues for the year ended December 31, 1996 were up 10.8% from December 31, 1995. The Company is increasing revenues by (i) obtaining additional business from existing customers (ii) targeting new customers through marketing efforts and (iii) opening additional sales offices as opportunities arise. The Atlanta, Georgia office and the Los Angeles office contributed to revenues for the entire year in 1997, as compared to 1996 when each office produced revenues for only a portion of the year. Revenues for the years ended December 31, 1997, 1996 and 1995 included accounts receivable credit balances in excess of 12 months less certain allowances resulting in a net increase to revenues ("additional income") of $113,356, $78,000 and $283,000, respectively.

         The gross profit margin was 8.7%, 8.6%, and 8.6% (before additional income), for the years ended December 31, 1997, 1996 and 1995, respectively. The industry is extremely competitive, resulting in only marginal growth in the gross profit margin. Additionally, more of the Company's business was obtained through commissioned agents, resulting in less margin for the Company. The Company is continuing to expand its highway brokerage division, which should improve the gross profit margin as these moves generally offer higher profit margins.

         The Company's selling, general and administrative expenses ("SG&A") were $1,672,807, or 6.4% of revenues for the year ended December 31, 1997, compared to $1,486,167, or 6.7% of revenues for the year ended December 31, 1996 and $1,142,621, or 5.7% of revenues for the year ended December 31, 1995. In 1996, the Company incurred various start-up expenses associated with the opening of new sales offices. This resulted in a higher SG&A percentage.
The Company's goals are to continue to improve administrative efficiencies within its various offices.

         The pre-tax income of the Company was $664,415, or 2.5% of revenues for the year ended December 31, 1997, compared to $450,962, or 2.0% of revenues, and $733,367, or 3.7% of revenues, for the years ended December 31, 1996 and 1995, respectively. The pre-tax income in 1996 was impacted by the net start-up losses of $147,346 for the new sales offices. The large pre-tax income in 1995 was primarily due to the $283,000 of additional income.

         Income tax expense for the years ended December 31, 1997, 1996, and 1995, was $199,744, $180,000, and $285,000, respectively. The tax expense for the year ended December 31, 1997 was reduced by the Company's booking of a deferred tax asset in the amount of $58,256.

         Net income for the years ended December 31, 1997, 1996, and 1995, was
$464,671, $270,962, and $448,367, respectively.    The Company had been
profitable during these years due to its efforts to increase volume, maintain margins and control SG&A expenses.

         The Company will continue to market its services and promote its ISO 9002 registration. In addition it will strive to open sales offices and obtain sales representation in the major geographic areas. As part of this commitment to growth, the Company opened a sales office in San Francisco, California in 1998 and obtained sales representation in Portland, Oregon and Salt Lake City, Utah.



Item 8.          Financial Statements and Supplementary Data


Independent Auditors' Report

To the Shareholders and Board of Directors
The Freight Connection, Inc.

We have audited the accompanying balance sheets of The Freight Connection, Inc. as of December 31, 1997 and 1996, the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Freight Connection, Inc. as of December 31, 1997 and 1996, the results of its income and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Margolies, Fink and Wichrowski

February 4, 1998
Pompano Beach, Florida



                  THE FREIGHT CONNECTION, INC.
                         BALANCE SHEETS
                   DECEMBER 31, 1997 AND 1996



ASSETS

Current assets:                              1997           1996

 Cash and cash equivalents (Note 1)     $1,285,929     $  173,911
 Accounts receivable -trade, net of
  allowance for uncollectible accounts
  of $201,053 and $133,540, respectively
  (Notes 8 and 10)                       3,025,938      3,233,861
 Deferred Tax Asset (Note 7)                58,256
 Prepaid expenses and other receivables     23,556        57,485

         Total Current Assets            4,393,679      3,465,257

Property and equipment (net of accumulated
  (depreciation) (Notes 1 and 2)           207,448        230,798

Deposits and other assets                   56,183         62,703

                                        $4,657,310     $3,758,758




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses
 (Note 3)                               $2,425,517     $2,018,059
 Income taxes payable                       68,846         42,423

        Total Current Liabilities        2,494,363      2,060,482

Stockholders' Equity (Note 5)
 Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and
  outstanding                                4,826          4,826
 Additional paid-in capital                918,982        918,982
 Retained earnings                       1,239,139        774,468

      Total Stockholders' equity         2,162,947      1,698,276

                                        $4,657,310    $3,758,758




                         The accompanying notes are an
                 integral part of these financial statements.





                         THE FREIGHT CONNECTION, INC.
                             STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                              1997              1996         1995

Freight Income          $26,333,344       $22,172,939  $20,013,975
(Note 7)

Freight expense          23,947,680        20,184,096   18,043,660

Gross profit              2,385,664         1,988,843    1,970,315

Selling, general
 and administrative
 expenses                 1,672,807         1,486,167    1,142,621
Depreciation and
 amortization                68,691            61,809       98,927

Income from
  operations                644,166           440,867      728,767

Other income(expenses):
 Interest and
  dividend income            28,598            21,227        16,805
 Interest expense           ( 8,349)          (11,607)      (11,775)
 Other                            -               475         (430)

 Total other income
   (expenses)                20,249            10,095        4,600

Income before income
   taxes                    664,415           450,962      733,367

Income tax expense
  (Notes 1 & 7)             199,744           180,000       285,000

Net income              $   464,671       $   270,962      $448,367

Net income per
   share(Note 1)        $       .10       $       .06       $   .09

Weighted average
 shares outstanding       4,825,630         4,825,630     4,825,630






                        The accompanying notes are an
                 integral part of these financial statements.




                          THE FREIGHT CONNECTION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                      Common Stock            Additional
                      Number of     Par       paid-in     Retained
                      Shares      Value        capital    earnings     Total


Balance,
January 1, 1995      4,815,430   $ 4,815     $910,443    $55,139      $970,397

Issuance of
 common stock           10,200        11       25,489                   25,500

Net income year
 ended December
 31, 1995                    -         -            -    448,367       448,367

Balance
December 31, 1995    4,825,630     4,826      935,932    503,506     1,444,264

Refund of a portion
of the proceeds from
the issuance of common
stock                                         (16,950)                (16,950)

Net income year
 ended December
 31, 1996                    -         -            -    270,962       270,962

Balance
December 31, 1996    4,825,630     4,826      918,982    774,468     1,698,276

Net income year
 ended December
 31, 1997                    -         -            -    464,671       464,671

Balance
December 31, 1997    4,825,630    $ 4,826     $918,982   $1,239,139 $2,162,947








                         The accompanying notes are an
                 integral part of these financial statements.






                          THE FREIGHT CONNECTION, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                              1997              1996              1995

Cash flows from operating
 activities:
  Net Income                  $464,671          $270,962          $448,367


Adjustments to reconcile
 net income to net cash
 provided by(used in)
 operating activities:
 Depreciation and
   amortization                 68,691            61,809            98,927
 Deferred tax asset(net)       (58,256)
 Loss on disposal of
   fixed assets                  6,064
Changes in assets and
 liabilities:
 Accounts receivable           207,923       (1,218,672)          (386,196)
 Prepaid expenses and
   other receivables            33,929           34,955           ( 49,067)
 Deposits and other
   assets                        6,520           21,853           (  7,292)
 Accounts payable and
  accrued expenses             407,458          323,578           ( 77,139)
 Income taxes payable           26,423      (   94,664)            137,087

Total adjustments              698,752      (  871,141)           (283,680)

Net cash provided by
 (used in)operations          1,163,423    (   600,179)            164,687

Net cash used in
 investing activities:
 Purchase of fixed assets       (51,405)   (   165,712)            (98,939)

Cash flows(used in)
 provided by financing
 activities:
  Return of capital to
   warrant holders                           (  16,950)
  Issuance of common stock                                          25,500
  Long-term capital
   lease obligations                  -      (  18,797)            (46,031)

Net cash used in
 financing activities                 -      (  35,747)            (20,531)

Net increase(decrease)
 in cash and cash
 equivalents                  1,112,018      ( 801,638)             45,217

Cash and cash
 equivalents, beginning
 of period                      173,911         975,549            930,332

Cash and cash
 equivalents, end of
 period                     $ 1,285,929      $  173,911          $ 975,549

Supplemental
 disclosure:
  Cash paid for interest     $    8,349        $    9,814        $ 11,775

  Cash paid for income
    taxes                     $  229,800        $  274,664        $146,500





                         The accompanying notes are an
                 integral part of these financial statements.


                         THE FREIGHT CONNECTION, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business and basis of presentation

The Company operates as a transportation freight broker and coordinates both truck and rail shipments from point of origin to delivery at destination for its clients' freight shipments. The Company is responsible for paying carriers for hauling the freight and extends credit to its clients for the shipment. The Company's primary office facilities are located in Tampa, Florida with additional sales offices located in Atlanta, Georgia, Los Angeles, California, and Toronto, Ontario.


Cash equivalents

Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.


Property and equipment

Property and equipment are carried at cost. The Company provides depreciation for financial purposes over the estimated useful lives of fixed assets using the straight-line method. Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is recorded in income. Expenditures for maintenance repairs are charged to expense; renewals and improvements are capitalized.


Revenue recognition

The Company recognizes freight revenue, freight charges, and expenses when the shipment leaves its point of origin. Revenues are recorded net of allowances. Accounts receivable credit balances are taken into revenue after twelve months. Quick-pay rebates are recognized in the month earned, and volume rebates are recorded monthly or annually per the individual contract agreement.


Fair value of financial instruments

The fair value of the Corporation's financial instruments such as accounts receivable and accounts payable, approximate their carrying value.


Accounting estimates

The Management of the Corporation occasionally uses accounting estimates in determining certain revenues and expenses. Estimates are based on subjective as well as objective factors and, as a result, judgement is required to estimate certain amounts at the date of the financial statements.


Income taxes

The Company has adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.


Net income per share

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method. For the years ended December 31, 1996 and 1995 outstanding warrants have not been reflected in the computation of earnings per share because the market price of the common stock outstanding has not been in excess of the warrant exercise price. At December 31, 1997 all warrants have expired.


2. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 consist of the following:

                                       1997              1996

Computer software                   $ 67,050          $ 43,050
Leasehold improvements                                   4,726
Office furniture and equipment       286,599           271,403

                                     353,649           319,179
Less accumulated depreciation        146,201            88,381

                                    $207,448          $230,798

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995, were $68,691, $61,809, and $98,927, respectively.


3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1997 and 1996 consist of the following:

                                            1997               1996

Accounts payable trade                    $2,130,646        $1,528,968
Accounts receivable credit balances          221,098           409,740
Accrued expenses                              73,773            79,351

                                          $2,425,517        $2,018,059


4. LEASES

The Company leases various office facilites under non-cancelable operating leases which expire between the years 1998 and 2000. The Company also leases office equipment under non-cancelable operating leases which expire over the next five years. Rent expense incurred under these leases was $69,620, $57,768, and $57,647, for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997 are as follows: 1998 - $99,108, 1999 - $76,053, 2000 - $16,798, 2001 - $2,337, 2002 - $195.


5. STOCKHOLDERS' EQUITY AND WARRANTS

The Company issued 400,000 Class A, and 400,000 Class B warrants with an exercise price of $2.50 and $5.00, respectively in conjunction with its initial public offering.

During December 1994, 12,400 Class A warrants were exercised at $2.50 per share and converted into 12,400 shares of common stock. During the year ended December 31, 1995 an additional 10,200 Class A warrants were exercised at $2.50 per share and converted into 10,200 shares of common stock.

On December 7, 1995, the Board of Directors voted to extend the exercise date of both the Class A and Class B warrants until February 12, 1997. At the same time, the exercise price of the Class A warrants was reduced to $1.75 and the exercise price of the Class B warrants was reduced to $2.50 per share of common stock.

In April 1996, the Company refunded $16,950 of the proceeds received from the exercise of these warrants due to the reduction in exercise price.


6. FREIGHT INCOME

Freight income includes rebate income, late charge income, and accounts receivable credit balances in excess of twelve months. These items totaled $504,513, $197,757, and $423,269, for the years ended December 31, 1997, 1996, and 1995, respectively.


7. INCOME TAXES

The provision for income taxes consisted of the following:

                                          December 31,
                              1997              1996              1995

Current:
   Federal                    $219,800          $153,300          $249,500
   State                        38,200            26,700            35,500

Deferred:
   Federal                    ( 49,600)
   State                      (  8,656)

                              $199,744          $180,000          $285,000


Reconciliation of the Company's provision for income taxes to the federal statutory rate is as follows:

                        Year ended        Year Ended        Year ended
                        December 31,      December 31,      December 31,
                              1997              1996              1995

Statutory rate
 applied to income
 before income
 taxes                $225,900  34.0%   $153,300  34.0%   $249,500  34.0%
State income tax
 net of federal
 benefit                35,300   5.3%     16,200   3.6%     26,400   3.6%
Utilization of
 net operating loss                                        ( 6,500)  (.7)%
Recognition of
 deferred tax asset    (58,256) (8.8)%
Other                  ( 3,200)  0.5%     10,500   2.3%     15,600   2.0%

                      $199,744  31.0%   $180,000  39.9%   $285,000  38.9%

The components of deferred tax assets and liabilities were as follows:

                                                December 31
                                          1997              1996

Deferred tax asset:
 Accounts receivable reserve              $80,220           $52,214
Deferred tax liability:
 Depreciation                             (21,964)           (4,879)

                                           58,256            47,335
Valuation allowance                             -           (47,335)

Total deferred tax asset                  $58,256           $     -

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 1996 a valuation allowance for the amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years. As a result of the Company's likelihood for future continuing profitability, management has determined that more likely than not, future taxable income will be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, current period tax expense has been reduced by the reduction of the prior years deferred tax asset, and no valuation allowance has been recorded at December 31, 1997.


8. RELATED PARTY TRANSACTIONS

The Company transacts business with various subsidiaries of its parent Company, Vitran Corporation Inc. Billings to these companies approximated $123,000, $52,000, and $26,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Billings from these companies approximated $75,000, $52,000, and $70,000, for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996 accounts receivable from these companies approximated $15,000 and $20,950, respectively, and accounts payable to these companies
approximated $9,200 and $870, respectively.   Included in billings from
companies are rent charges for a facility leased from a related party.

9. ECONOMIC DEPENDENCY

During the years ended December 31, 1997, 1996 and 1995, sales to two major customers exceeded 10% of the Company's total sales. One of the customers, an automobile manufacturer, accounted for 61%, 72% and 65% of total sales, and the other, a distributor of wines and spirits, accounted for 4%, 11%, and 10% of the total sales for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company is dependent upon its continuing business relationship with its freight carriers, particularly the railroads.


10. CONCENTRATION OF CREDIT RISK

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. The Company does not require collateral or other security to support customer receivables. The Company's clients generally pay in thirty days or less; however, occasionally payments are not received until invoices age to 60 days. Other concentrations of credit risk with respect to trade receivables are limited due to the dispersion of the majority of the Company's customers across different industries throughout North America. The rail carriers generally draft the Company's bank accounts for payment. The carrier is responsible to the client for lost or damaged merchandise, therefore, the Company does not assume liability for such loss, if any. During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution.


11. STOCK OPTIONS

During May 1996, the Company adopted a Stock Option Plan (the "Plan") whereby employees of the Company may be granted incentive or non-qualified options to purchase shares of the Company's common stock. The Board of Directors has direct responsibility for the administration of the Plan. The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock at the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of the grant. At December 31, 1997, the Company has granted 261,000 stock options at an exercise price ranging from $.75 to $1.25; of this total, 187,000 incentive stock options were vested but not exercised. The stock options vest at various rates over periods up to five years.


12. COMMITMENTS AND CONTINGENCIES

On August 18, 1997, the Company renewed a line of credit agreement with a commercial bank for $2,000,000, which expires on September 1, 1998. Interest is at the lower of the London Interbank Offer Rate plus 250 basis points or the bank's base rate. Any outstanding principal balance plus unpaid interest is due on demand. The line is secured by the Company's accounts receivable and fixed assets. As of December 31, 1997, no amounts are outstanding on this credit line.


                           THE FREIGHT CONNECTION, INC.

SCHEDULE II - Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

Years Ended December 31, 1997, 1996 and 1995
                                                                   Balance
                    Balance at                 Deductions          At End
                    Beginning               Amounts    Amounts     of Period
Name of Debtor      of Year     Additions   Collected  Written off Noncurrent


Year Ended
December 31, 1995

James Ingram        $45,936        ---          ---       ---      $45,936


Year Ended
December 31, 1996

James Ingram        $45,936        ---          ---       ---      $45,936


Year Ended
December 31, 1997

James Ingram        $45,936        ---          ---    $45,936     $     0



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective August 1, 1997, Mark V. Wichrowski left Sweeney and Company, P.A., where he was audit engagement partner for the Company, to join the accounting firm of Margolies, Fink, and Wichrowski. On December 1, 1997, the Company dismissed the firm of Sweeney and Company, P.A. as its independent accountant, replacing them with Margolies, Fink and Wichrowski, Certified Public Accountants.

         The report of Sweeney and Company, P.A. on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Company's Board of Directors participated in and approved the decision to change independent accountants.

         In connection with the audits for the years ended December 31, 1996 and 1995, and through December 1, 1997, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make references to the subject matter of the disagreement in their report on the financial statements for such year.

         During the year ended December 31, 1996, and through December 1, 1997, there were no reportable events (as defined in Regulation S-K, Item 304 (a) (1)
(v)) with Sweeney and Company, P.A.

         Sweeney and Company's letter agreeing to the above statements is filed as an exhibit to this Report.


                                                   PART III


Item 10.         Directors and Executive Officers of the Registrant;
         Compliance with Section 16 (a) of the Exchange Act.


         The Directors and Executive Officers of the Company are as follows:

Name                                       Age             Position


Richard E. Gaetz                           40              Officer, Director

Geoff Duncan                               49               Officer

Albert Gnat                                59              Director

Richard D. McGraw                          54              Director



         Richard E. Gaetz has been the President of Freight Services Group of Vitran since August 1989. From October 1987 to August 1989, he was Vice-President, Clarke Transport Canada. Effective October 11, 1996, Mr. Gaetz began serving as the Company's President and Chief Executive Officer.

         Geoff Duncan has been Executive Vice-President since November 1996. From May 1996 through November 1996, he was Vice President of Sales and Marketing. Prior to joining the Company, he was Vice-President of Sales and Marketing at APL.

         Albert Gnat has been Vice-Chairman of the Board and a director of Vitran since 1983. He is a partner in the law firm of Lang Michener, Toronto, Ontario, Canada.

         Richard D. McGraw has been the President, Chief Executive Officer and a director of Vitran since 1983.

         Messrs. Gaetz, Gnat and McGraw were elected directors of the Company on December 1, 1993, pursuant to the July 1993 shareholders agreement between Mr. Jackson and Vitran. Vitran may be deemed a "parent" of the Company under Securities Act Rule 405. See Item 13 of this Report.

         Directors are elected to serve for one (1) year or until the next annual meeting of shareholders and until their successors have been elected and have qualified. Executive officers are elected to serve at the discretion of the directors for one (1) year or until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have qualified.

         No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.


Compliance with Section 16(a) of the Exchange Act

         The Company does not have a class of equity security which is registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no compliance with Section 16(a) of the Exchange Act is required of any officer, director, or principal shareholder.



Item 11.         Executive Compensation


         The following table sets forth, for the fiscal years ended December 31, 1995, 1996 and 1997, all compensation of the Company's Chief Executive Officer and Chief Operating Officer. No other executive officer or director of the Company received total annual salary and bonus exceeding $100,000 in any of such fiscal years. The information provided should be read in conjunction with the Company's Financial Statements and related notes thereto.

                                  SUMMARY COMPENSATION TABLE

 Name and               Fiscal                              All Other
 Principal Position     Year        Salary      Bonus       Compensation


 Michael Jackson,
 former President
 and Chief Executive    1996        $124,038(1)             $12,870(2)
 Officer                1995        $150,000                $15,270(2)

 Geoff Duncan,
 Executive Vice
 President and
 Chief Operating        1997        $114,400    $11,000     $ 8,400(4)
 Officer                1996        $ 67,692(3)             $ 5,600(4)
_____________________

(1) Mr. Jackson was employed at an annual salary of $150,000 until his termination on October 11, 1996.

(2) Automobile expense of $1200 monthly, and life insurance payment of $870 annually.

(3) Mr. Duncan began employment with the Company in May 1996 at an annual salary of $110,000

(4) Automobile allowance of $700 per month.



                                           OPTION GRANTS


         The purpose of the following table is to report grants of stock options to the named officers during the years ended December 31, 1995, 1996 and 1997.

                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of Stock
                                                        Price Appreciation for
Individual Grants                                       Option Term
                          % of Total
                          Options
                          Granted
                Options   to        Exercise   Expiration
Name            Granted   Employees Price      Date         5% ($)    10% ($)

Michael Jackson   50,000  19.16%    $ .75      8/22/99(1)  $ 2,004   $10,083
Michael Jackson   30,000  11.49%    $1.25      8/22/99(1)  $   0(3) $    0(3)

Geoff Duncan      50,000  19.16%    $1.25   4/29/02-06 (2) $   0(3) $18,617
Geoff Duncan      25,000   9.58%    $1.25  11/15/02-06 (2) $   0(3) $ 9,308

---------------------------

(1) As part of the settlement agreement described in Item 3 of this Report, Mr. Jackson's options did not expire upon his termination from the Company and will remain exercisable until August 22, 1999.

(2) Mr. Duncan's options vest over a 5 year period (20% per year) and expire 5 years from the date that the options are vested. At December 31, 1997, Mr. Duncan had 15,000 vested options.

(3) The potential realizable value, assuming annual stock appreciation rates of 5% and 10%, is less than the price of the stock upon exercise of the options.

----------------------------
           During May 1996, the Company adopted a Stock Option Plan (the "Plan") whereby employees of the Company may be granted incentive or non-qualified options to purchase shares of the Company's common stock. The Board of Directors has direct responsibility for the administration of the Plan. The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock at the date of grant. The exercise price of incentive options to officers or affiliated persons must be at least 110% of the fair market value as of the date of the grant. The fair market value of options granted was determined using the exercise price of the Vitran stock purchase warrant as well as other criteria that the Board deemed relevant. This value may not relate to the trading value on the NASD Bulletin Board as there is not an active market for the Company's stock and trades are sporadic. Upon termination of employment, all options held by the grantee shall immediately terminate. The Board may waive any conditions or rights under, or amend, alter, suspend, discontinue, or terminate any Option theretofore granted and any Stock Option Agreements relating thereto; provided, however, that without the consent of an affected grantee, no such action may materially impair the rights of such grantee under such option.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information with respect to (i) any person or "group" known to the Company to be the beneficial owner, as of March 18, 1998, of more than five percent of the Common Stock and (ii) all Directors and Executive officers of the Company, individually and as a group. Each beneficial owner has advised the Company that he, she or it has sole voting and investment power as to the shares of the Common Stock.

                                      Amount and
                                      Nature of            Percentage of
                                      beneficial           Class
Name of beneficial owner              ownership            (1)

Michael J. Jackson                    643,400              13.33%
Clearwater, FL  34615

Vitran Corporation Inc.             3,918,030              81.19%
70 University Avenue
Suite 350
Toronto, Canada  M5J2M4

Richard E. Gaetz                       None                ----
70 University Avenue
Suite 350
Toronto, Canada  M5J2M4  (2)

Geoff Duncan                           10,000                .21%
12900 Dupont Circle
Tampa, FL  33626  (2)

Albert Gnat                            None                ----
70 University Avenue
Suite 350
Toronto, Canada M5J2M4 (2)

Richard D. McGraw                      None                ----
70 University Avenue
Suite 350
Toronto, Canada M5J2M4 (2)

All Directors and Executive
Officers as a Group
(4 persons) (2)                        10,000                .21%

---------------------
(1) The percentages in this column are computed on the basis of 4,825,630 shares of Common Stock outstanding, as of the date of this Report.

(2) Three persons who are officers or directors of Vitran are directors of the Company. See Item 10 of this Report.
---------------------


Item 13.        Certain Relationships and Related Transactions

       For information as to changes in control of the Company see Item 1 of this Report.

       Vitran is a North American multi-divisional operating company headquartered in Toronto, Ontario, Canada. Vitran provides services to the freight and environmental industries and has over 1500 employees at seventy-five locations across Canada and the United States. Vitran's Freight Services
Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, intermodal, dedicated contract carriage, warehousing and inventory management. The members of the Vitran Freight Services Group are Transwestern Express, a less than truckload ("LTL") company concentrating on central and western markets of Canada, as well as the Northwest United States; G&W Freightways, which has six facilities in Quebec and Ontario, Canada, and specializes in next -day delivery in all of its service corridors; CAN-AM LTL, which offers cross-border LTL service between the United States and Canada and has facilities in Toronto and Chicago; CAN-AM Logistics, which provides logistic services to its customers; the Overland Group, which consists of various companies performing LTL, full load, short haul and customized truckload services; and the Company.

       Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran's receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, including the Overland Group, depending on the type of service required by the shipper of such freight. The Company does not believe that, given the different businesses of the Company and the other Vitran subsidiaries, the Company will compete for any freight business with another Vitran subsidiary, nor does the Company anticipate that the Company and any other Vitran subsidiary will bid the same trans-border over-the-road business. However, in the event that any such unanticipated conflict does occur, the Company and Vitran intend to resolve any such conflict on a case-by-case basis, with resolution depending solely on which entity can best serve the needs of potential customers. For information concerning the Company's relationship with Vitran and the other members of Vitran's Freight Services Group, see Item 1 of this Report.

       Concurrently with Vitran's acquisition of a majority of the Company's outstanding Common Stock on July 14, 1993, Vitran executed a shareholders' agreement with Michael Jackson, the Company's former President. Pursuant to that agreement, Vitran and Mr. Jackson agreed that they would vote their shares to elect not less than five nor more than six directors, two of whom shall be nominees of Mr. Jackson and the balance of whom shall be nominees of Vitran. This agreement which deemed Vitran and Mr. Jackson as a group as defined in Rule 13d-5 of the Exchange Act, was terminated on July 7, 1997, as part of a settlement agreement between Mr. Jackson and Vitran. See Item 3 of this Report.

       During July 1997, Vitran purchased 600,000 shares of stock as part of the settlement described in Item 3 of this Report. In addition, Vitran purchased 100,000 shares from Mr. Jackson in September 1997. This increased Vitran's ownership to 3,918,030 shares, or 81.19% of the Company's outstanding shares of common stock.

       For information with respect to the relationship between the Company's directors and Vitran, see Item 10 of this Report.


                                 PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K


a) Exhibits and Financial Statement Schedules

Number               Description

2.1                  Agreement and Plan of Merger dated December 1, 1991 (2)

3.1                  Certificate of Incorporation (1)

3.2                  By-Laws (1)

3.2.1                Amended and Restated By-Laws (1)

3.3                  Articles of Merger - Florida (1)

3.4                  Certificate of Merger - Delaware (1)

4.1                  Specimen Certificate of Common Stock (1)

4.2                  Specimen Certificate of Class A Warrant (1)

4.2(a)               Specimen Certificate of Class B Warrant (1)

4.3                  Form of Four Year Common Stock Purchase Warrant (1)

4.4                  (Intentionally left blank)

4.5                  Form of Warrant Agency Agreement (1)

4.5(a)               Amendment dated June 1, 1994, to Warrant Agency Agreement
                     (1)

4.5(b)               Amendment dated September 1, 1994, to Warrant Agency
                     Agreement (1)

4.5(c)               Amendment dated December 7, 1995, to Warrant Agency
                     Agreement (1)

4.6 Warrant for the purchase of Common Stock issued to Vitran Corporation Inc. and dated July 14, 1993 (3)

10.1 Subscription Agreement between Vitran Corporation Inc. and The Freight Connection, Inc., dated July 14, 1993 (3)

10.2 Employment Agreement between The Freight Connection, Inc., and Michael J. Jackson dated July 14, 1993 (1)

10.3                 Form of Lockup Agreement (1)

10.4                 Agreement with Robert and Patricia Johnston dated June 14,
                     1993 (1)

10.5 Shareholders' Agreement between Vitran Corporation Inc. and Michael J. Jackson (1)

10.6                 Extended Lease Agreement dated February 4, 1997 (4)

10.7 Loan Agreement between Republic Bank, St. Petersburg, Florida, and The Freight Connection, Inc., dated August 19, 1995 (1)

10.8                 Renewed Loan Agreement between Republic Bank, St.
                     Petersburg, Florida and The Freight Connection, Inc. dated August 18, 1997 (6)

10.9 Sweeney and Company, P.A. 's letter to the Securities and Exchange Commission regarding change in certifying public accountant (5)

(1) Incorporated by reference to post-effective amendments to the Company's Registration Statement on Form SB-2.

(2) Incorporated by reference to Report on Form 8-K filed January 27, 1992.

(3) Incorporated by reference to Report on Form 8-K filed July 21, 1993.

(4) Incorporated by reference to Report on Form 10-K filed March 26, 1997.

(5) Incorporated by reference to Report on Form 8-K filed December 1, 1997.

(6) Included herewith.


b) Reports on Form 8-K

During the year ended December 31, 1997, the Company filed a Form 8-K regarding Item #4 - Changes in Registrant's certifying accountant. See Item 9 of this Report for further information.


                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE FREIGHT CONNECTION, INC.
                                      a Delaware corporation

Dated: March 27, 1998                 By: /s/ Richard E. Gaetz
                                          President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Signatures                          Title                   Date

/s/ Richard E. Gaetz                President and           March 27, 1998
                                    Director

/s/ Geoff Duncan                    Executive Vice          March 26, 1998
                                    President

/s/ Albert Gnat                     Director                March 27, 1998


/s/ Richard D. McGraw               Director                March 27, 1998