Form 10-Q
period 1998-03-31
FREIGHT CONNECTION INC
filed 1998-05-14
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:  MARCH 31, 1998

COMMISSION FILE NUMBER:  33-29985-NY

                          THE FREIGHT CONNECTION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      11-2994672
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

                    12900 DUPONT CIRCLE, TAMPA FLORIDA 33626
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (813) 854-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheets ............................................................... 3

Statements of Operation ...................................................... 4

Statements of Stockholders' Equity ........................................... 5

Statements of Cash Flow ...................................................... 6

Notes to Financial Statements ................................................ 7


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................... 8

PART II - OTHER INFORMATION ..................................................10

SIGNATURES ...................................................................11

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
ASSETS                                                   1998           1997
                                                     (UNAUDITED)     (AUDITED)
                                                     -----------    ----------
Current assets:
   Cash and cash equivalents                         $1,396,243     $1,285,929
   Accounts receivable -trade
     net of allowance for uncollectible accounts
     of $84,154 and $201,053, respectively            2,992,118      3,025,938
   Deferred tax asset                                    50,256         58,256
   Prepaid expenses and other receivables                48,312         23,556
                                                     ----------     ----------

           Total current assets                       4,486,929      4,393,679
                                                     ----------     ----------
Property and equipment (net of
   accumulated depreciation)                            202,761        207,448
                                                     ----------     ----------

Deposits and other assets                                56,606         56,183
                                                     ----------     ----------

                                                     $4,746,296     $4,657,310
                                                     ==========     ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             $2,509,918     $2,425,517
   Income taxes payable                                     846         68,846
                                                     ----------     ----------

               Total current liabilities              2,510,764      2,494,363
                                                     ----------     ----------

Stockholders' equity
   Common stock, $.001 par value;
     authorized 20,000,000 shares;
     4,825,630 shares issued and outstanding              4,826          4,826
Additional paid-in capital                              918,982        918,982
Retained earnings                                     1,311,724      1,239,139
                                                     ----------     ----------

               Total stockholders' equity             2,235,532      2,162,947
                                                     ----------     ----------
                                                     $4,746,296     $4,657,310
                                                     ==========     ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION

                                         THREE MONTHS         THREE MONTHS
                                                ENDED                ENDED
                                                MARCH                MARCH
                                             31, 1998             31, 1997
                                          (UNAUDITED)          (UNAUDITED)
                                        -------------         ------------
Freight income                          $   6,569,126         $  6,283,465

Freight expense                             5,950,906            5,703,681
                                        -------------         ------------

Gross profit                                  618,220              579,784
Selling, general and
   administrative expense                     480,602              413,146
Depreciation and amortization                  18,349               16,371
                                        -------------         ------------

Income from operations                        119,269              150,267
                                        -------------         ------------
Other income (expenses):
   Interest income                             16,316                3,524
   Interest expense                               --                (1,540)
                                        -------------         ------------

   Total other income (expenses)               16,316                1,984
                                        -------------         ------------

Income before income taxes              $     135,585         $    152,251

Income tax expense                             63,000               61,000
                                        -------------         ------------

Net income                              $      72,585         $     91,251
                                        =============         ============

Net income per share                    $        0.02         $       0.02
                                        =============         ============
Weighted average
 shares outstanding                         4,825,630            4,825,630
                                        =============         ============

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK             ADDITIONAL
                                          NUMBER OF         PAR           PAID-IN       RETAINED
                                            SHARES         VALUE          CAPITAL       EARNINGS        TOTAL
                                          ----------     ----------     ----------     ----------     ----------

Balance,
December 31, 1997 (audited)                4,825,630     $    4,826     $  918,982     $1,239,139     $2,162,947

Net income for the three months ended
   March 31, 1998                                                                          72,585         72,585
                                          ----------     ----------     ----------     ----------     ----------
Balance,
   March 31, 1998 (unaudited)              4,825,630     $    4,826     $  918,982     $1,311,724     $2,235,532
                                          ==========     ==========     ==========     ==========     ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF CASH FLOW

                                              THREE MONTHS       THREE MONTHS
                                               ENDED MARCH        ENDED MARCH
                                                  31, 1998           31, 1997
                                               (UNAUDITED)        (UNAUDITED)
                                              ------------        -----------
Cash flows from operating activities:
    Net income                                $    72,585         $    91,251

Adjustments to reconcile net
  income to net cash
  provided by operating activities:
    Depreciation and amortization                  18,349              16,371
    Deferred tax asset                              8,000                --
Changes in assets and liabilities:
    Accounts receivable                            33,820            (298,024)
Prepaid expenses and other
    receivables                                   (24,756)              5,771
Deposits and other assets                            (423)               (466)
Accounts payable and
    accrued expenses                               84,401             688,377
Income taxes payable                              (68,000)            (20,800)
                                              -----------         -----------

Total adjustments                                  51,391             391,229
                                              -----------         -----------

Net cash provided by operations                   123,976             482,480
                                              -----------         -----------
Net cash used in investing activities:

  Purchase of equipment                           (13,662)            (11,168)
                                              -----------         -----------

Net increase in cash                          $   110,314         $   471,312

Cash and cash equivalents,
  beginning of period                           1,285,929             173,911
                                              -----------         -----------

Cash and cash equivalents,
  end of period                               $ 1,396,243         $   645,223
                                              -----------         -----------

Supplemental disclosure:
  Cash paid for interest                      $         0         $     1,540
                                              -----------         -----------

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of March 31, 1998, the statements of operation for the three months ended March 31, 1998 and 1997, the statements of stockholders' equity as of March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1997.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

NOTE 3: COMMITMENTS

On August 18, 1997, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit has a one year term and is renewable upon expiration. The Company did not have any outstanding debt on this line at March 31, 1998.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

PART I - FINANCIAL INFORMATION

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing in this Report. It includes an analysis of the quarters ended March 31, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,976,165 including cash of $1,396,243 at March 31, 1998 compared to working capital of $1,899,316 including cash of $1,285,929 at December 31, 1997 and $1,500,763 including cash of $645,223 at
March 31, 1997. The Company's working capital is continuing to increase due to the net income it is producing. As part of its ongoing expansion initiatives, the Company intends to use a portion of its working capital to expand its operations by opening sales offices in various geographic locations.

The Company's accounts receivable balance at March 31, 1998 was $2,992,118 down 1.1% from December 31, 1997. Although sales volume increased for the first quarter of 1998, the accounts receivable balance decreased, due to improved timeliness in customer collections. The accounts payable balance at March 31, 1998 was $2,509,918, up 3.5% from December 31, 1997.

Stockholders' equity was $2,235,532 at March 31, 1998 up $72,585, or 3.4%, from December 31, 1997, and up $446,005, or 24.9%, from March 31, 1997. The stockholders' equity increased between March 31, 1997 and 1998 as a result of the Company's continued profitability.

The Company had net cash provided by operations of $123,976 and $482,480 for the quarters ended March 31, 1998, and 1997, respectively. The cash provided by operations for the three months ended March 31, 1998 was primarily due to the net income generated during this period combined with improved customer collections. The net cash provided at March 31, 1997 was primarily due to the net income generated during the quarter combined with the collection of a significant amount of past due balances.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition the federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit.

On August 18, 1997, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The

Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at March 31, 1998.

At March 31, 1998 and 1997, the Company did not have any capital lease obligations nor did it have any long-term debt.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 were $6,569,126 compared to $6,283,465, for the three months ended March 31, 1997, an increase of 4.5%. The increased revenues are due to the Company's expansion of its highway brokerage division, the opening of its new office in San Francisco, California during the month of February, and its continued marketing efforts. Although the Company had increased revenues through its expansion initiatives, the percentage of growth was impacted by factors affecting the transportation industry, namely the inconsistent west coast rail service which forced many customers to find alternative modes of transportation. The growth of the Company's highway brokerage division will enable the Company to continue to offer viable transportation alternatives to its customers.

Gross profit for the quarter ended March 31, 1998 was $618,220, or 9.4% of revenues, compared to $579,784, or 9.2% of revenues, for the same quarter in 1997. The gross profit margin increased despite the extremely competitive nature of the transportation industry. The Company is attempting to develop better margin business as it continues to expand and diversify its client base.

Selling, general and administrative expenses ("SG&A") were $480,602, or 7.3% of revenues, compared to $413,146, or 6.6% of revenues for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, the Company had increased SG&A expenses due primarily to start-up costs associated with opening the San Francisco office. The Company's goals are to continue to improve administrative efficiencies within the various offices.

Pretax income was $135,585 or 2.1% of revenues, compared to $152,251 or 2.4% of revenues for the three months ended March 31, 1998 and 1997, respectively. The pre-tax income for the quarter ended March 31, 1998 was impacted by start-up losses for the new office. Management expects this office will become profitable late in the second quarter.

Income tax expense for the quarters ended March 31, 1998 and 1997 was $63,000 and $61,000, respectively. The tax expense for the quarter ended March 31, 1998 was increased by the reversal of $8,000 of the Company's deferred tax asset.

Net income was $72,585 and $91,251 for the quarters ended March 31, 1998 and 1997, respectively. Net income per share was $.02 for each of these periods. Per share calculations are based on 4,825,630 weighted average shares outstanding.

The Company will continue to market its services and promote its ISO 9002 registration. In addition it will strive to open sales offices and obtain sales representation in the major geographic areas of North America. As part of this committed expansion plan, the Company obtained sales representation in Ohio during the second quarter of 1998.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         On April 1, 1998, the Board of Directors resolved to elect Geoff Duncan, formerly the Executive Vice President of the Company, to the position of President. Richard E. Gaetz relinquished this position, but remains the Chief Executive Officer of the Company.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         a) There are no exhibits to be filed

         b) There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FREIGHT CONNECTION, INC.
                                      -----------------------------------------
                                      Registrant


Date:  May 13, 1998                   /s/ RICHARD E. GAETZ
       ------------                   -----------------------------------------
                                      Richard E. Gaetz, Chief Executive Officer


Date:  May 13, 1998                   /s/ GEOFF DUNCAN
       ------------                   -----------------------------------------
                                      Geoff Duncan, President


Date:  May 13, 1998                   /s/ MILISSA SIBSON
       ------------                   -----------------------------------------
                                      Milissa Sibson, Controller, Secretary