Form 10-Q
period 1998-06-30
FREIGHT CONNECTION INC
filed 1998-08-14
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: JUNE 30, 1998

COMMISSION FILE NUMBER: 33-29985-NY

                          THE FREIGHT CONNECTION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          11-2994672
  -------------------------------                         -------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification No.)

                    12900 DUPONT CIRCLE, TAMPA, FLORIDA 33626
         -------------------------------------------------------------
         (Address, including zip code, of principal executive offices)

                                 (813) 854-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

As of August 13, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998

                                      INDEX

Part I   - FINANCIAL INFORMATION

Item 1   - Financial Statements

Balance Sheets ............................................................. 3

Statements of Operation .................................................... 4

Statements of Stockholders' Equity ......................................... 5

Statements of Cash Flow .................................................... 6

Notes to Financial Statements .............................................. 7

Item 2   - Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 8

PART II  - OTHER INFORMATION .............................................. 10

SIGNATURES ................................................................ 11

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS

ASSETS                                                JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                     (UNAUDITED)     (AUDITED)
                                                     ----------     ------------
Current assets:
Cash and cash equivalents                            $1,299,928      $1,285,929
Accounts receivable - trade
   net of allowance for uncollectible accounts
   of $81,580 and $201,053, respectively              3,398,891       3,025,938
Deferred tax asset                                       43,256          58,256
Prepaid expenses and other receivables                   35,695          23,556
                                                     ----------      ----------

   Total current assets                               4,777,770       4,393,679
                                                     ----------      ----------
Property and equipment
   (net of accumulated depreciation)                    199,934         207,448
                                                     ----------      ----------

Deposits and other assets                                78,463          56,183
                                                     ----------      ----------

                                                     $5,056,167      $4,657,310
                                                     ==========      ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                $2,721,590      $2,425,517
Income taxes payable                                      1,308          68,846
                                                     ----------      ----------

    Total current liabilities                         2,722,898       2,494,363
                                                     ----------      ----------
Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding                 4,826           4,826
Additional paid-in capital                              918,982         918,982
Retained earnings                                     1,409,461       1,239,139
                                                     ----------      ----------

    Total stockholders' equity                        2,333,269       2,162,947
                                                     ----------      ----------

                                                     $5,056,167      $4,657,310
                                                     ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                            STATEMENTS OF OPERATION

                                       SIX MONTHS           SIX MONTHS         THREE MONTHS     THREE MONTHS
                                          ENDED               ENDED                ENDED            ENDED
                                      JUNE 30,1998         JUNE 30,1997       JUNE 30, 1998     JUNE 30,1997
                                       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
                                      ------------         ------------       -------------     ------------
Freight income                         $13,634,009         $13,060,906         $7,064,883        $6,777,441

Freight expense                         12,273,565          11,866,150          6,322,659         6,162,469
                                       -----------         -----------         ----------        ----------

Gross profit                             1,360,444           1,194,756            742,224           614,972
Selling, general and
   administrative expenses               1,046,395             840,258            565,793           427,112
Depreciation & amortization                 35,361              33,254             17,012            16,883
                                       -----------         -----------         ----------        ----------

Income from operations                     278,688             321,244            159,419           170,977

Other income (expenses):
Interest income                             32,634               9,491             16,318             5,967
Interest expense                                                (4,213)                              (2,673)
                                       -----------         -----------         ----------        ----------

Total other income                          32,634               5,278             16,318             3,294
                                       -----------         -----------         ----------        ----------

Income before income taxes             $   311,322         $   326,522         $  175,737        $  174,271

Income tax expense                         141,000             131,000             78,000            70,000
                                       -----------         -----------         ----------        ----------

Net income                             $   170,322         $   195,522         $   97,737        $  104,271
                                       ===========         ===========         ==========        ==========
Net income per share                   $      0.04         $      0.04         $     0.02        $     0.02
                                       ===========         ===========         ==========        ==========
Weighted average
   shares outstanding                    4,825,630           4,825,630          4,825,630         4,825,630
                                       ===========         ===========         ==========        ==========

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK
                                   --------------------   ADDITIONAL
                                   NUMBER OF      PAR       PAID-IN       RETAINED
                                    SHARES       VALUE      CAPITAL       EARNINGS          TOTAL
                                   ---------     ------   ----------      --------        ----------
Balance
December 31, 1997 (audited)        4,825,630     $4,826     $918,982      $1,239,139      $2,162,947

Net income for six  months
     ended June 30, 1998                                                     170,322         170,322
                                   ---------     ------     --------      ----------      ----------
Balance
    June 30, 1998 (unaudited)      4,825,630     $4,826     $918,982      $1,409,461      $2,333,269
                                   =========     ======     ========      ==========      ==========

                          THE FREIGHT CONNECTION INC.

                            STATEMENTS OF CASH FLOW

                                                  SIX MONTHS        SIX MONTHS
                                                     ENDED             ENDED
                                                 JUNE 30,1998      JUNE 30, 1997
                                                  (UNAUDITED)       (UNAUDITED)
                                                 ------------      -------------
Cash flows from operating activities:
Net income                                        $  170,322        $ 195,522

Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization                    35,361           33,254
     Deferred tax asset                               15,000
Changes in assets and liabilities:
     Accounts receivable                            (372,953)        (930,798)
     Prepaid expenses and other  receivables         (12,139)           6,920
     Deposits and other assets                       (22,280)            (466)
     Accounts payable and accrued expenses           296,073          894,760
     Income taxes payable                            (67,538)          19,200
                                                  ----------        ---------

Total adjustments                                   (128,476)          22,870
                                                  ----------        ---------

Net cash provided by operations                       41,846          218,392
                                                  ----------        ---------
Net cash used in investing activities:
     Purchase of equipment                           (27,847)         (21,883)
                                                  ----------        ---------

Net increase in cash                                  13,999          196,509

Cash and cash equivalents
     beginning of period                           1,285,929          173,911
                                                  ----------        ---------
Cash and cash equivalents,
     end of period                                $1,299,928         $370,420
                                                  ==========         ========
Supplemental disclosure:
     cash paid for interest                       $        0         $  4,213
                                                  ==========         ========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of June 30, 1998, the statements of operation for the six months and three months ended June 30, 1998, and 1997, the statements of stockholders' equity as of June 30, 1998, and the statements of cash flows for the six months and three months ended June 30, 1998, and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

On August 18, 1997, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit has a one year term and is renewable upon expiration. The Company did not have any outstanding debt on this line at June 30, 1998.

                          THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                                 JUNE 30, 1998

                         PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the six months and three months ended June 30, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,054,872 including cash of $1,299,928 at June 30, 1998, compared to working capital of $1,899,316 including cash of $1,285,929 at December 31, 1997 and $1,611,202 including cash of $370,420 at
June 30, 1997. The Company intends to use a portion of its working capital to open additional sales offices in various geographic locations.

The accounts receivable balance at June 30, 1998, was $3,398,891 compared to $3,025,938 at December 31, 1997, an increase of 12.3%. The accounts payable balance was $2,721,590 at June 30, 1998, a rise of 12.2% from $2,425,517 at
December 31, 1997. The increase in both the accounts receivable and the accounts payable balances is due to the additional business generated by the Company during 1998.

Stockholders' equity was $2,333,269 at June 30, 1998, up 7.9%, or $170,322 from December 31, 1997, and up 23.2%, or $439,471 from June 30, 1997. The increase in stockholders' equity was a result of the net income that was generated by the Company during the period.

The Company had net cash provided by operations of $41,846 for the six months ended June 30, 1998, compared to net cash provided by operations of $218,392 for the comparable period in 1997. The net cash provided from operations for the six months ended June 30, 1998 and 1997 was primarily due to the net income of the Company, combined with the rise in accounts payable, and offset by the rise in accounts receivable. The 1998 net cash provided by operations was further lowered by the reduction in income taxes payable. The collection of a significant amount of past due balances during the first quarter of 1997 contributed to the net cash provided by operations for the 1997 period. The Company had a use of cash for operations of $82,130 for the three months ended June 30, 1998 due to the start-up costs associated with opening a new office in Chicago and the continued start-up costs for the office opened in San Francisco during the first quarter. For the three months ended June 30, 1997, the Company had a use of cash of $264,088, primarily due to a significant rise in the accounts receivable balance during the second quarter of 1997.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition, the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit.

On August 18, 1997, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at June 30, 1998.

At June 30, 1998, the Company did not have any capital lease obligations nor did it have any long-term debt.

The Company has implemented a plan for addressing the Year 2000 issues and it is currently evaluating its software to determine the programs that will require modification. The expected completion date of this process is anticipated to be February 1, 1999. The Company is using internal resources and may utilize outside resources where necessary to meet the targeted completion date. The projected cost to ensure that the Company is Year 2000 compliant is expected to be minimal.

RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 1998 were $13,634,009 compared to $13,060,906 for the six months ended June 30, 1997, an increase of 4.4%. For the quarter ended June 30, 1998, revenues were $7,064,883, up 4.2% from the comparable months in 1997. The Company increased its revenues despite the lingering problems of inconsistent west coast rail service. It has accomplished this through escalated marketing efforts and through the opening of two additional sales offices, San Francisco in February and Chicago in May.

Gross profit for the six months ended June 30, 1998, was $1,360,444, or 10.0% of revenues, compared to $1,194,756 or 9.1% of revenues for the comparable period in 1997. Gross profit for the quarter ended June 30, 1998, was $742,224, or 10.5% of revenues, compared to $614,972 or 9.1% of revenues for the quarter ended June 30, 1997. The growth in the gross margin is due to the Company's efforts to improve pricing and better manage expenses. The Company is also attempting to develop better margin business as it expands and diversifies its client base. Additionally, the growth of the highway brokerage division has contributed to the rise in the gross profit margin, as this mode of transportation is generally more profitable.

Selling, general and administrative "SG&A" expenses for the six months ended June 30, 1998, and 1997 were 7.7% and 6.4% of revenues, respectively. For the three months ended June 30, 1998, and 1997, the SG&A expenses were 8.0% and 6.3% of revenues, respectively. The increased SG&A percentage for the six months and three months ended June 30, 1998, was due to the start-up costs associated with the opening of the San Francisco and Chicago offices. The Company is continuing in its efforts to streamline SG&A and to achieve administrative efficiencies between the various offices.

Pretax income was $311,322 for the six months ended June 30, 1998, compared to $326,522 for the prior year period. For the quarters ended June 30, 1998, and 1997, the pretax income was $175,737 and $174,271, respectively. Despite increased revenues and profit margins, the start-up costs for the new offices impacted earnings for the six months and three months ended June 30, 1998. The Company anticipates that the new offices will make a contribution to the pretax income by the fourth quarter of 1998.

Income tax expense was $141,000 and $131,000 for the six months ended June 30, 1998, and 1997, respectively. The tax expense for the 1998 period included $15,000 of deferred tax expense. Income tax expense for the quarters ended June 30, 1998, and 1997, was $78,000 and $70,000, respectively.

Net income was $170,322, or $.04 per share for the six months ended June 30, 1998, as compared to $195,522 or $.04 per share for the six months ended June 30, 1997. Net income for the quarter ended June 30, 1998, was $97,737, or $.02 per share, compared to $104,271 or $.02 per share for the comparable 1997 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

The Company will continue to market its services and promote its ISO 9002 registration. In addition, it will strive to open sales offices and obtain sales representation in the major geographic areas of North America.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         During the quarter ended June 30, 1998, the Company's 81% shareholder, Vitran Corporation Inc. "Vitran", a Canadian company, transferred its shares in the Company to a U.S. holding company, Vitran Corporation, a Nevada corporation. The beneficial owner of the shares remains Vitran. This transaction was the result of Vitran's plan to have common ownership for its various U.S. subsidiaries, all of which are owned by the Nevada corporation.

Item 6 - Exhibits and reports on Form 8-K
         a) There are no exhibits to be filed.

         b) There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FREIGHT CONNECTION, INC.
                                      Registrant

Date: August 13, 1998                 /s/ RICHARD E. GAETZ
                                      ------------------------------------------
                                      Richard E. Gaetz, Chief Executive Officer

Date: August 13, 1998                 /s/ GEOFF DUNCAN
                                      ------------------------------------------
                                      Geoff Duncan, President

Date: August 13, 1998                 /s/ MILISSA SIBSON
                                      ------------------------------------------
                                      Milissa Sibson, Controller, Secretary