Form 10-Q
period 1998-09-30
FREIGHT CONNECTION INC
filed 1998-11-13
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:   SEPTEMBER 30, 1998

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

                    12900 DUPONT CIRCLE, TAMPA, FLORIDA 33626
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days.   YES   X     NO
                                    ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998


                                      INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1  -  Financial Statements

Balance Sheets.................................................................3

Statements of Operation........................................................4

Statements of Stockholders' Equity.............................................5

Statements of Cash Flow........................................................6

Notes to Financial Statements..................................................7

ITEM 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8

PART II - OTHER INFORMATION...................................................11

SIGNATURES....................................................................12

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS

ASSETS                                              SEPTEMBER 30,   DECEMBER 31,
                                                        1998             1997
                                                     (UNAUDITED)      (AUDITED)
                                                    -------------   ------------
Current assets:
Cash and cash equivalents                            $1,031,378      $1,285,929
Accounts receivable - trade
   net of allowance for uncollectible  accounts
   of $82,922 and $201,053, respectively              3,566,034       3,025,938
Deferred tax asset                                       33,256          58,256
Prepaid expenses and other receivables                   49,727          23,556
                                                     ----------      ----------

   Total current assets                               4,680,395       4,393,679
                                                     ----------      ----------

Property and equipment
   (net of accumulated depreciation)                    212,713         207,448
                                                     ----------      ----------

Deposits and other assets                                86,653          56,183
                                                     ----------      ----------

                                                     $4,979,761      $4,657,310
                                                     ==========      ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                $2,659,150      $2,425,517
Income taxes payable                                        795          68,846
                                                     ----------      ----------

    Total current liabilities                         2,659,945       2,494,363
                                                     ----------      ----------


Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding                 4,826           4,826
Additional paid-in capital                              918,982         918,982
Retained earnings                                     1,396,008       1,239,139
                                                     ----------      ----------

    Total stockholders' equity                        2,319,816       2,162,947
                                                     ----------      ----------

                                                     $4,979,761      $4,657,310
                                                     ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION


                                  NINE MONTHS     NINE MONTHS       THREE MONTHS      THREE MONTHS
                                     ENDED            ENDED             ENDED             ENDED
                                 SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                     1998             1997              1998              1997
                                 (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                ------------     ------------      ------------      ------------
Freight income                  $ 20,661,584     $ 19,889,716      $  7,027,575      $  6,828,810

Freight expense                   18,650,104       18,086,626         6,376,539         6,220,476
                                ------------     ------------      ------------      ------------

  Gross profit                     2,011,480        1,803,090           651,036           608,334
Selling, general and
   administrative expenses         1,698,536        1,254,922           652,141           414,664
Depreciation & amortization           55,056           50,616            19,695            17,362
                                ------------     ------------      ------------      ------------

  Income from operations             257,888          497,552           (20,800)          176,308

Other income (expenses):
Interest  income                      46,981           14,203            14,347             4,712
Interest expense                                       (7,984)                             (3,771)
                                ------------     ------------      ------------      ------------
 Total other income                   46,981            6,219            14,347               941
                                ------------     ------------      ------------      ------------

Income before income taxes      $    304,869     $    503,771      $     (6,453)     $    177,249

Income tax expense                   148,000          203,000             7,000            72,000
                                ------------     ------------      ------------      ------------

Net income                      $    156,869     $    300,771      $    (13,453)     $    105,249
                                ============     ============      ============      ============
 Net income per share           $       0.03     $       0.06      $      (0.00)     $       0.02
                                ============     ============      ============      ============
 Weighted average
   shares outstanding              4,825,630        4,825,630         4,825,630         4,825,630
                                ============     ============      ============      ============

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK          ADDITIONAL
                                     NUMBER OF        PAR          PAID-IN       RETAINED
                                      SHARES         VALUE         CAPITAL       EARNINGS        TOTAL
                                   ----------     ----------     ----------     ----------     ----------
Balance
December 31, 1997 (audited)         4,825,630     $    4,826     $  918,982     $1,239,139     $2,162,947
                                   ----------     ----------     ----------     ----------     ----------

Net income for nine months
   ended September 30, 1998                                                        156,869        156,869
                                   ----------     ----------     ----------     ----------     ----------

Balance
September 30, 1998 (unaudited)      4,825,630     $    4,826     $  918,982     $1,396,008     $2,319,816
                                   ==========     ==========     ==========     ==========     ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW

                                                                NINE MONTHS        NINE MONTHS
                                                             ENDED SEPTEMBER     ENDED SEPTEMBER
                                                                 30,1998             30, 1997
                                                               (UNAUDITED)         (UNAUDITED)
                                                               -----------         -----------
Cash flows from operating activities:
Net income                                                     $   156,869         $   300,771

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                  55,056              50,616
     Deferred tax asset                                             25,000
Changes in assets and liabilities:
     Accounts receivable                                          (540,096)           (765,392)
     Prepaid expenses and other  receivables                       (26,171)            (20,992)
     Deposits and other assets                                     (30,470)             (1,656)
     Accounts payable and accrued expenses                         233,633             684,786
     Income taxes payable                                          (68,051)             31,423
                                                               -----------         -----------

Total adjustments                                                 (351,099)            (21,215)
                                                               -----------         -----------

Net cash (used in) provided by operations                         (194,230)            279,556
                                                               -----------         -----------

Net cash used in investing activities:
   Purchase of equipment                                           (60,321)            (33,137)
                                                               -----------         -----------

Net (decrease) increase in cash                                   (254,551)            246,419

Cash and cash equivalents
   beginning of period                                           1,285,929             173,911
                                                               -----------         -----------

Cash and cash equivalents,
   end of period                                               $ 1,031,378         $   420,330
                                                               ===========         ===========
Supplemental disclosure:
   Cash paid for interest                                      $         0         $     7,984
                                                               ===========         ===========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of September 30, 1998, the statements of operation for the nine months and three months ended September 30, 1998, and 1997, the statements of stockholders' equity as of September 30, 1998, and the statements of cash flows for the nine months and three months ended September 30, 1998, and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

On September 1, 1998, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit has a one year term and is renewable upon expiration. The Company did not have any outstanding debt on this line at September 30, 1998.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998



                         PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the nine months and three months ended September 30, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,020,450 including cash of $1,031,378 at September 30, 1998, compared to working capital of $1,899,316 including cash of $1,285,929 at December 31, 1997 and $1,721,369 including cash of $420,330 at
September 30, 1997. The Company intends to use a portion of its working capital to open additional sales offices in various geographic locations. During 1998 the Company used working capital to open an office in San Francisco, two offices in the Chicago area and an office in Minneapolis.

The accounts receivable balance at September 30, 1998, was $3,566,034 compared to $3,025,938 at December 31, 1997, an increase of 17.8%. The accounts payable balance was $2,659,150 at September 30, 1998, a rise of 9.6% from $2,425,517 at December 31, 1997. The increase in both the accounts receivable and the accounts payable balances is due to the additional business generated by the Company during 1998. The accounts receivable balance rose by a larger percentage due to the fact that the Company's customers generally make payments ranging between 15 and 45 days from date of invoice, however, the Company's terms with its carrier vendors range between 7 and 30 days.

Stockholders' equity was $2,319,816 at September 30, 1998, up 7.3%, or $156,869 from December 31, 1997, and up 16.0%, or $320,769 from September 30, 1997. The increase in stockholders' equity was a result of the net income that was generated by the Company during the nine months and twelve months ended September 30, 1998.

The Company had net cash used in operations of $194,230 for the nine months ended September 30, 1998, compared to net cash provided by operations of $279,556 for the comparable period in 1997. The net cash used in operations for the nine months ended September 30, 1998 was primarily due to the start-up costs associated with the opening of the four new offices. These offices were not yet contributing to profit at September 30, 1998. The greater rise in the accounts receivable balance compared to the rise in the accounts payable balance also contributed to the use of cash. The provision of cash for the nine months ended September 30, 1997 is primarily due to the net income of the Company combined with the rise in the accounts payable balance and offset by the rise in the accounts receivable balance.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition, the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit.

On September 1, 1998, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at September 30, 1998.

At September 30, 1998, the Company did not have any capital lease obligations nor did it have any long-term debt.

The Company has implemented a plan for addressing the Year 2000 issues and has named a Year 2000 Coordinator. The software has been fully evaluated and the programs that will require modification are in the process of being updated. All other systems are being evaluated to ensure compliance and the expected completion date for the Company to be fully compliant in all aspects has been revised to May 1, 1999. The Company is using internal resources and has hired additional expertise in order to meet the targeted completion date. The costs to ensure that the Company is Year 2000 compliant are expected to fall within budget and are not expected to have a material impact on the Company.

RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1998 were $20,661,584 compared to $19,889,716 for the nine months ended September 30, 1997, an increase of 3.9%. For the quarter ended September 30, 1998, revenues were $7,027,575, up 2.9% from the comparable months in 1997. During the quarter, one of the Company's major customers shipped significantly less than the prior year, which impacted the growth in revenues. Additionally, revenues were affected by the deterioration in rail service, which resulted in equipment shortage in certain lanes. Despite these issues, the Company was able to increase its overall revenues due to the new business generated by the four additional offices opened during 1998. The Company is also developing its highway brokerage division in order to provide viable alternatives to its customers, and as a result, highway brokerage revenues rose 78.7% and 94.5% for the nine months and three months ended September 30, 1998 compared to the corresponding months in the prior year.

Gross profit for the nine months ended September 30, 1998, was $2,011,480 or 9.7% of revenues, compared to $1,803,090 or 9.1% of revenues for the comparable period in 1997. Gross profit for the quarter ended September 30, 1998, was $651,036, or 9.3% of revenues, compared to $608,334 or 8.9% of revenues for the quarter ended September 30, 1997. The Company is continuously working to improve pricing and to better manage expenses as it expands. In addition, the highway brokerage segment of the business has generated higher gross profit margins and its development should show further improvement in the Company's margins.

Selling, general and administrative "SG&A" expenses for the nine months ended September 30, 1998, and 1997 were 8.2% and 6.3% of revenues, respectively. For the three months ended September 30, 1998, and 1997, the SG&A expenses were 9.3% and 6.1% of revenues, respectively. The increased SG&A percentage for the nine months and three months ended September 30, 1998, was primarily due to the start-up costs associated with the opening of the San Francisco, Minneapolis and two Chicago offices compounded by the impacted revenue growth. The Company is continuing in its efforts to streamline SG&A and to achieve administrative efficiencies between the various offices.

Pretax income was $304,869 for the nine months ended September 30, 1998, compared to $503,771 for the prior year period. For the quarter ended September 30, 1998, the Company had a pretax loss of $6,453 compared to pretax income of $177,249 for the quarter ended September 30, 1997. As mentioned above, the reduction in business from a major customer and the poor rail service impeded the growth in revenues for the quarter ended September 30, 1998. Although the Company's revenues grew compared to the prior year, and there was an improvement in margins, it was not sufficient to absorb the start-up costs for the new offices. This resulted in the loss for the period. The Company anticipates that two of the new offices will make a contribution to pretax income by the fourth quarter of 1998, and the other two by the first quarter of 1999.

Income tax expense was $148,000 and $203,000 for the nine months ended September 30, 1998, and 1997, respectively. The tax expense for the 1998 period included $25,000 of deferred tax expense. Income tax expense for the quarters ended September 30, 1998, and 1997, was $7,000, including $10,000 of deferred tax expense, and $72,000, respectively.

Net income was $156,869 or $.03 per share for the nine months ended September 30, 1998, as compared to $300,771 or $.06 per share for the nine months ended September 30, 1997. The net loss for the quarter ended September 30, 1998, was $13,453, or $(.00) per share, compared to net income of $105,249 or $.02 per share for the comparable 1997 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

The Company will continue to market its services and promote its ISO 9002 registration. In addition, it will strive to open sales offices and obtain sales representation in the major geographic areas of North America.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998


PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         a)There are no exhibits to be filed.

         b)There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FREIGHT CONNECTION, INC.
                             Registrant

Date: NOVEMBER 11, 1998      /S/ RICHARD E. GAETZ
      -------------------    ---------------------
                             Richard E. Gaetz, Chief Executive Officer

Date: NOVEMBER 11, 1998      /S/ GEOFF DUNCAN
      -------------------    -----------------
                             Geoff Duncan,  President

Date: NOVEMBER 11, 1998      /S/ MILISSA SIBSON
      -------------------    ------------------
                             Milissa Sibson, Vice President - Finance, Secretary

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

  27                   Financial Data Schedule