Form 10-K405
period 1998-12-31
FREIGHT CONNECTION INC
filed 1999-03-31
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________ to _____________________

Commission file Number 33-29985-NY

                          THE FREIGHT CONNECTION, INC.
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                      8980                  11-2994672
    ----------------------    ----------------------------   ----------------
   (State or jurisdiction    (Primary Standard Industrial   (I.R.S. Employer
      of incorporation or      Classification Code Number)    Identification
          organization)                                         No.)

                    12900 DUPONT CIRCLE, TAMPA, FLORIDA 33626
                    -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:              (813) 854-1500
Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the
past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X])

As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 546,975

As of March 25, 1999, the number of shares of Common Stock outstanding was 4,825,630

                          THE FREIGHT CONNECTION, INC.

                               REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business.............................................................3
Item 2.  Properties..........................................................10
Item 3.  Legal Proceedings...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................11

Item 6.  Selected Financial Data............................................ 12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13

Item 8.  Financial Statements and Supplementary Data.........................16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant;
           Compliance with Section 16(a) of the Exchange Act.................17

Item 11. Executive Compensation..............................................18
Item 12. Security Ownership of Certain Beneficial Owners and
           Management........................................................20

Item 13. Certain Relationships and Related Transactions......................21

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..........................................................22

Signatures...................................................................24

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

         On July 14, 1993, Vitran Corporation Inc. ("Vitran"), a corporation organized under the laws of the Province of Ontario and having a principal place of business at 70 University Avenue, Suite 350, Toronto, Canada, M5J 2M4, acquired 3,218,030 shares of the Company's Common Stock. During 1997, Vitran purchased an additional 700,000 shares of the Company's common stock, changing its ownership to 3,918,030 shares, or 81.19% of the Company's outstanding common stock. Vitran is a North American multi-divisional operating company providing services to the freight and environmental industries with over 2,400 employees at over one hundred locations in Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, dedicated contract carriage, warehousing and inventory management. Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran's receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, depending on the type of service required by the shipper of such freight. Each shipper has unique requirements for the movement of its freight, including time, shipment size and volume, and the shipper's inventory carrying costs. Vitran's common stock is traded on the Toronto Stock Exchange under the symbol VTN.A and on NASDAQ under the symbol VTNAF. See Item 13 of this Report.

In May, 1998, Vitran transferred its ownership in The Freight Connection, Inc. to Vitran Corporation, a U.S. holding company organized in the state of Nevada. The purpose of this transaction was to have common ownership for Vitran's various U.S. subsidiaries, all of which are owned by the Nevada corporation.

THE INTERMODAL AND HIGHWAY BROKERAGE INDUSTRY

         The Company provides intermodal transportation services and operates as an intermodal marketing company ("IMC"). Intermodal transportation involves the movement of freight by more than one mode of transportation, principally by truck or a combination of truck and rail. The Company also has a highway brokerage division, which involves the movement of freight by truck.

                  For freight moving in excess of 500 miles, intermodal shipping often represents a cost-effective alternative to over-the-road trucking. The Company includes as its target market freight which is currently being shipped via intermodal transportation as well as freight moving in excess of 500 miles via for-hire trucking companies and private trucking fleets. Intermodal freight is divided equally into shipments generated domestically and those generated by the import/export market, with international movements slightly exceeding domestic traffic. Traditionally, the domestic shipments have been long-haul truck movements, principally truckload. Intermodal has primarily attracted long-haul freight of 700 miles to 1,000 miles or more; in some corridors, intermodal can be cost effective for distances as short as 500 miles.

         During the 1980's and 1990's, the United States rail industry experienced substantial consolidation through the merger of several railroads. This consolidation continued in 1998 with the Norfolk Southern and CSX railroads splitting the assets of CONRAIL. The larger railroads disposed of less profitable short lines, allowing the railroads to invest heavily to upgrade roadbeds, increase tunnel clearances, build larger intermodal terminal facilities and improve their equipment and technologies. These improvements helped to reduce transit times and improve service, reduced freight and equipment damage, and allowed for greater efficiencies through the cross-country movement on double stack container trains. Intermodal became even more competitive over this same period due to higher operating costs for the long-haul for-hire trucking companies, particularly for shipments travelling long distances.

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

         During the latter part of 1997, continuing into 1998, there were several service issues surrounding the railroads, which made highway brokerage an increasingly viable alternative in order to ensure on-time delivery to customers. Due to these service issues, highway brokerage has been gaining increased market share and the Company has expanded its highway brokerage division in order to remain competitive and to provide its customers with various transportation solutions. Highway brokerage represented 18.3% of the Company's revenues in 1998, compared to 9.8% in the previous year.

         Although the transportation industry is continuing to grow, the rate of growth in 1998 has declined from the previous year. According to statistics reported by the Intermodal Association of North America, ("IANA") intermodal and truck revenue for the year ended December 31, 1998, rose by $256 million or 5.4% over 1997 (2), compared to a growth rate of 14.5% between 1996 and 1997 (1). For the year ended December 31, 1998, truck revenue increased by 15.5% and intermodal revenue decreased by 5.5% compared to the prior year (2). Truck revenue growth was 34.8% and intermodal revenue growth was 5.9% between 1996 and 1997. (1)

         Historically, establishing an IMC was easy because of the low capital cost required to enter the carrier business. However, in the last few years the railroads have restricted the number of IMCs with which they will enter into wholesale contracts. They increasingly deal only with those that can deliver certain volumes, and have in most cases required the posting of financial guarantees before they will extend credit. In addition, market conditions require that an IMC be able to demonstrate to carriers and shippers its ability to interface with customers and carriers electronically. These requirements limit the ability of start-up IMCs to enter the market and may force small IMCs out of the market if they are unable to continue to meet these requirements. The Company believes that this trend will be advantageous to the Company. The Company believes that its financial resources, staff, and computer hardware and software are sufficient to offer substantially the same or better services than any of its competitors, and that the Company is able to compete effectively with any other company engaged in its business.

OPERATIONS

         The Company's services include the tracking of its customers' freight in-transit, the daily reporting through electronic means of each load's status, expediting each shipment to ensure it meets its schedule, and the consolidation of all freight bills within a movement into a single door-to-door invoice, regardless of how many carriers are utilized. The Company contracts with all major North American railroads along with drayage carriers and independent stack train operators. These contracts provide for volume discounts, the ability to negotiate special commodity pricing and in some instances early payment incentives in the form of rebates.

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

         The Company is primarily a provider of intermodal and highway brokerage transportation services, yet it continues to expand its service capabilities as customers increasingly outsource their transportation needs. The Company now performs logistics functions for a small number of its clients and intends to expand its logistics capabilities and offer new or additional services to meet or exceed customer demands. These logistics functions include a more comprehensive transportation management program, third party warehousing, arranging for delivery to multiple locations over several states and other customized logistics services.

-------------------
(1) IANA IMC Market Activity Report, Intermodal Association of North America, February 1998.
(2) IANA IMC Market Activity Report, Intermodal Association of North America, February 1999.

THE COMPANY'S CARRIER VENDORS

         An important element of the Company's strategy is to continue to build and strengthen its close working relationship with each of the major intermodal railroads in the United States, Canada and Mexico. The Company has contracts with each of the following Class 1 railroads:

                  BNSF                          Illinois Central
                  Norfolk Southern              Union Pacific/Southern Pacific
                  Conrail                       APL Stacktrain Service
                  CSX Transportation            Canadian National
                  Canadian Pacific

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

         The Company also sees its local cartage ("drayage") and over-the-road carrier base as an integral part of its operations, since the Company's ability to perform on-time pick up and delivery of product is partially based on the level of service provided by these carriers. Accordingly, the Company has programs in place which monitor the performance of each of its carriers. Service reports are generated monthly and forwarded to each carrier, at which time, if service failures have occurred, a corrective action is taken by both the Company and the carrier to improve service levels. The Company's data base of carriers is maintained and updated regularly to ensure that only approved carriers with adequate insurance are available for use. The Company continues to seek out quality carriers throughout North America to enhance its ability to provide faster service and facilitate the Company's expansion.

THE COMPANY'S CUSTOMERS

         The Company significantly diversified and increased its customer base in 1998. This was accomplished primarily through the opening of new offices (see "Sales and Marketing," below). The Company performs credit checks on all potential customers to ensure that they are credit worthy and are able to meet the payment terms established by the Company.

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

         Many of the Company's customers in the automotive, scrap metal, food services, retail and spirit industries operate within a multi-divisional environment. The Company does business with more than one division of several of its principal customers, and is dependent on the various divisions of such companies for a substantial portion of its business. As its agreements with those customers are made on a divisional rather than a corporate basis, management believes it is not likely that the Company would lose all of the business of any of its principal customers if it were to lose the business of any one of their divisions.

         During the year ended December 31, 1998, the Company had sales to various divisions of one major customer, an automobile manufacturer, which amounted to 43% of total sales, down from 61% in the prior year. The Company conducts its business with this customer on a multi-divisional basis and the percentage provided in the preceding sentence is for the aggregate of all divisions of this customer. The Company has separate agreements with each division and the percentage of business represented by each division is substantially less than the corporate aggregate. The maximum percentage of sales by any one division is approximately 5% of the Company's total sales.

SALES AND MARKETING

         The Company believes that developing long-term relationships with its client base is crucial to its continued growth. By developing these long-term relationships, the Company is able to better understand its customers' needs and is then able to customize its services to each client. The Company has an extensive database of existing and potential new clients to which it continually markets its services.

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

         In an effort to further the Company's national exposure, the Company opened sales offices in Atlanta, Georgia, and Los Angeles, California during 1996, and San Francisco, California, Minneapolis, Minnesota and two offices in Chicago, Illinois during 1998. In addition, the Company utilizes a combination of outside commissioned sales agents and internal marketing staff to support its sales efforts. The Company's commissioned agents are located in major geographic locations across North America. A unit of Vitran based in Concord, Ontario, Canada represents the Company as its Canadian agent. Each outside sales person receives a commission based on a percentage of the gross profit generated on each movement. The Company is striving to develop commission sales agreements in all major markets within North America.

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

         With the Company's computer systems capability described in the preceding paragraph, the Company can advise its customers on a regular basis of the exact location of any shipment. Every customer receives a daily shipment tracking report, which provides the location of each shipment in transit within the United States, Mexico and Canada. This technology permits the Company to solve problems with customers' shipments in many instances before they cause any delay to the shipper.

         All of the Company's offices are networked into the system so that up-to-date information is always available for the customers of each location.

         The Company uses both in-house and external trained computer technicians who support the system on an on-going basis. They make the necessary modifications and enhancements to the system to ensure that the Company is up-to-date on the latest technological advancements. In addition, they are able to customize programs to meet specific customer reporting requirements.

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

COMPETITION

         The transportation services industry is highly competitive. The Company competes against other IMCs, as well as brokers of freight, logistic service companies and with railroads that attempt to market their own intermodal services. The Company also competes with over the road carriers who have entered the intermodal market by converting their long-haul traffic to intermodal. Competition is based primarily on freight rates, quality of service, reliability and transit times.

         The Company competes with several other IMCs, such as The Hub Group, Mark VII Transportation, AP Distribution, Alliance Shippers, GST Corporation, and numerous small regional and local firms. Many of these firms have larger gross revenues than the Company, however the Company believes that it is an established IMC able to meet the requirements of railway carriers and shippers and that it is competitive with the largest IMCs. With the trend towards further consolidation in the industry, the Company believes that its financial stability and its continual investment in information systems will uniquely position the Company for continued growth both through external sales development and the possible acquisition of other IMCs.

EMPLOYEES

         As of the date of this Report, the Company has 35 full-time employees engaged in performing executive, administrative, marketing and clerical duties. These employees are located in each of the offices, with the majority of the administrative duties being performed from the Tampa, Florida headquarters. Management intends to add employees throughout the coming year, as it deems necessary, in order to provide continuous quality service.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of the date hereof, there are two executive officers of the Company. Richard E. Gaetz serves as the Chief Executive Officer of the Company and has served in that capacity since October 11, 1996. Geoff Duncan serves as the President of the Company. He has served in that capacity since April 1, 1998, replacing Richard Gaetz in that position. Prior to that date, Mr. Duncan served as the Executive Vice President and Chief Operating Officer of the Company. For information as to Mr. Gaetz and Mr. Duncan's prior business experience, see Item 10 of this Report.

ENVIRONMENTAL MATTERS

         The Company does not believe that compliance with federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment, will have any material adverse impact upon the capital expenditures, earnings, or competitive position of the Company.

Item 2.  PROPERTIES

         The Company's corporate headquarters are located in Tampa, Florida. The Company leases approximately 5,000 square feet at 12900 Dupont Circle, Tampa, Florida in a lease expiring February 28, 2000. The annual rent for this space was $43,032 for the year ended December 31, 1998. At the expiration of this lease, the Company will re-evaluate its space needs and determine whether to move to a larger facility or renew its existing lease arrangement.

         The Company entered into a three-year lease with a Vitran subsidiary for office space in Atlanta, Georgia on May 10, 1997. Rent expense incurred under this lease for the year ended December 31, 1998, was $5,000. Due to the expansion of the highway brokerage division in Atlanta, Georgia, the Company cancelled this lease in May, 1998 and rented a larger facility under a lease expiring June 30, 2001. Rent expense under this lease was $13,792 for the year ended December 31, 1998.

         The Company renewed a one-year lease on December 1, 1998, for an executive suite in Los Angeles, California. This lease will be reviewed at the end of its term to determine if additional space is required. Rent expense under this lease for the year ended December 31, 1998, was $32,280.

         The Company leased space in three new locations in 1998. In February 1998, the Company signed a two- year lease in San Francisco, California. In June 1998, the Company signed a one-year lease in Chicago, Illinois. The Company leased on a month to month basis, an office in Minneapolis, Minnesota beginning in June 1998. Rent expense incurred for these three leases for the year ended December 31, 1998, was $8,850, $4,400 and $5,600, respectively.

         The executive offices and the accounting offices are located in the Tampa, Florida headquarters. All other offices are sales offices with operations support.

Item 3.  LEGAL PROCEEDINGS

         As of the date of this Report, and for the fiscal year covered by this Report, the Company was not a party to any material legal proceedings.

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

         The National Quotation Bureau, Inc., has advised the Company that the following bid quotations have been reported

                                              BID PRICES
                                             -------------
         PERIOD                              HIGH      LOW
         ------                              ----      ---

         January 1 - March 31, 1997.         .75       .63
         April 1 - June 30, 1997            1.38       .50
         July 1 - September 30, 1997         .88       .75
         October 1 - December 31, 1997       .75       .63
         January 1 - March 31, 1998.         .69       .56
         April 1 - June 30, 1998             .75       .69
         July 1 - September 30, 1998         .75       .63
         October 1 - December 31, 1998       .63       .38

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions, or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that 8 member firms of the NASD are currently acting as market makers for the Common Stock. However, there are no meaningful trading transactions currently for the Company's stock, nor have there ever been any such transactions. The Company believes that the absence of such transactions is due in substantial part to its shares of Common Stock being held by few individuals. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders.

         Neither the Company's certificate of incorporation, its by-laws, nor any agreement to which it is a party restricts the payment of dividends. However, a loan agreement established between Republic Bank, St. Petersburg, Florida, and the Company contains certain covenants concerning the Company's net worth and ratio of debt to net worth. Payment of dividends could be restricted if such payment would cause the Company to violate either of these covenants. The Company has not paid any dividends on its Common Stock.

         As of March 24, 1999, there were 28 holders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.

Item 6.  SELECTED FINANCIAL DATA

         The following data illustrates the results of operations for the years ended December 31, 1996, 1997 and 1998, respectively. The data has been derived from and should be read in conjunction with, the Company's Financial Statements and related notes included elsewhere in this Report. All data has been derived from the Company's audited financial statements.

                                      YEAR ENDED   YEAR ENDED    YEAR ENDED
                                       DECEMBER     DECEMBER      DECEMBER
          (000's omitted)              31, 1996      31, 1997      31, 1998
         ------------------------------------------------------------------

         Freight income                $22,173       $26,333       $28,094
         Freight expense                20,184        23,947        25,480
                                       -------       -------       -------
         Gross profit                    1,989         2,386         2,614
         Selling, general and
         administrative expenses         1,486         1,673         2,299
         Depreciation and
           amortization                     62            69            73
                                       -------       -------       -------
         Income (loss) from operations     441           644           242
                                       -------       -------       -------

         Other income (expenses)            10            21            60
                                       -------       -------       -------
         Income (loss) before taxes        451           665           302
                                       -------       -------       -------
         Income tax expense                180           200           125
                                       -------       -------       -------
         Net income (loss)             $   271       $   465       $   177
                                       =======       =======       =======
         Net income (loss)
         per share                     $   .06       $   .10       $   .04
                                       =======       =======       =======
         FINANCIAL POSITION
         ------------------

         Working capital               $ 1,405       $ 1,899       $ 2,059

         Total assets                  $ 3,759       $ 4,657       $ 5,128

         Stockholders' Equity          $ 1,698       $ 2,163       $ 2,340

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information which follows includes results of the years ended December 31, 1996, 1997 and 1998, respectively.

FORWARD-LOOKING STATEMENTS

         Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward-looking statements" as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

         Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has increased its working capital from $1,899,316 at December 31, 1997, to $2,059,341 at December 31, 1998, an increase of 8.4%. During 1998, the Company used working capital to expand its operations by opening sales offices in San Francisco, California, Minneapolis, Minnesota and two offices in Chicago, Illinois. One of the offices in Chicago was established as a Midwest Highway Brokerage office.

         The cash position of the Company at December 31, 1998, was $515,125 compared to $1,285,929 at December 31, 1997. During the latter part of 1998, the Company's cash was severely impacted by untimely customer payments. The Company added a significant number of new accounts during 1998, primarily due to the opening of the new sales offices. Many of these customers have specific documentation requirements, which must be met in order for the customer to release payment for a load. There was a delay in receiving payment from these customers mainly due to the difficulty the Company faced in obtaining the necessary information from the Company's vendors. As of the date of this Report, the Company has fulfilled all the requests and is continuing to collect these payments. Procedures have since been established to obtain the required paperwork on a timelier basis, which should improve cash collection significantly.

         The accounts receivable balance at December 31, 1998, was $4,248,718, an increase of $1,222,780, or 40.4% from December 31, 1997. The accounts payable balance at December 31, 1998, was $2,788,222, an increase of $362,705 or 15.0%, from the prior year. Generally, as revenues increase, accounts receivable and accounts payable will also increase. The large increase in the accounts receivable balance in comparison to the accounts payable balance was due to the untimely customer payments mentioned above.

         The Company had a net reduction in cash from operations of $710,376 and $600,179, for the years ended December 31, 1998 and 1996, respectively. For the year ended December 31, 1997, the Company had a net increase in cash from operations of $1,163,423. The net reduction in cash from operations at December 31, 1998, was primarily due to the significant increase in the accounts receivable balance from the prior year, as well as the start-up costs associated with the opening of the four sales offices. The net increase in cash from operations for the year ended December 31, 1997, was primarily due to the net income of $464,671 for the year, combined with the decrease in the accounts receivable balance and the increase in the accounts payable balance. The net reduction in cash from operations for the year ended December 31, 1996, was due to the significant increase in the accounts receivable balance from the prior year, partially offset by the rise in accounts payable and the net income produced during the year.

         The Company continues to purchase fixed assets as it deems necessary. For the years ended December 31, 1998 and 1997, the Company purchased fixed assets in the amounts of $60,428 and $51,405, respectively, the majority of which was computer software and equipment. For the year ended December 31, 1996, the Company expended $165,712 on fixed assets, including $81,995 for the purchase of an IBM AS400 Model 200.

         Stockholders' equity was $2,339,616 at December 31, 1998, up $176,669, or 8.2% from December 31, 1997. Earnings per share at December 31, 1998, were $.04, compared to $.10 and $.06, at December 31, 1997 and 1996, respectively.

         In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit. In March 1999, the Company has obtained an unsecured surety bond in the amount of $500,000 as a requirement of one of its major customers.

         On September 1, 1998, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida, in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at December 31, 1998.

         At December 31, 1998 and 1997, the Company did not have any capital lease obligations, nor did it have any long-term debt.

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 1998, were $28,094,511, up 6.7%, or $1,761,167, from the year ended December 31, 1997, and up $5,921,572 or
26.7% from the year ended December 31, 1996. The Company is increasing revenues by (i) obtaining additional business from existing customers (ii) targeting new customers through marketing efforts and (iii) opening additional sales offices as opportunities arise. The new offices opened during 1998 contributed $4,335,059, or 15.4% to total revenues. Revenues during 1998 were adversely impacted by continued poor rail service and equipment shortages. Additionally, one of the Company's major customers generated $3,835,714, or 23.9% less in revenues during 1998 compared to 1997. Despite these obstacles, revenues increased by a larger percentage than the industry. The Company is continuing to expand its highway brokerage division and revenues from this division represented 18.3% of revenues for 1998, compared to 9.8% in the prior year. Revenues for the year ended December 31, 1998, 1997 and 1996, included accounts receivable credit balances in excess of 12 months less certain allowances resulting in a net increase to revenues ("additional income") of $124,349, $113,356, and $ 78,000, respectively.

         The gross profit margin was 8.9%, 8.7%, and 8.6%, (before additional income), for the years ended December 31, 1998, 1997 and 1996, respectively. The industry is extremely competitive, resulting in only marginal growth in the gross profit margin. The Company is continuing to expand its highway brokerage division, which should improve the gross profit margin as these moves generally offer higher profit margins.

         The Company's selling, general and administrative expenses ("SG&A") were $2,299,108, or 8.2% of revenues for the year ended December 31, 1998, compared to $1,672,807, or 6.4% of revenues for the year ended December 31, 1997, and $1,486,167 or 6.7% of revenues for the year ended December 31, 1996. The Company's SG&A as a percentage of revenue for 1998 rose significantly due to the start-up costs incurred in opening the new sales offices. Additionally, the new offices did not generate the volume necessary to absorb their overhead costs. It is management's goal to increase the volume generated by the new offices and to continue to improve administrative efficiencies within its various offices.

         The pre-tax income of the Company was $301,669, or 1.1% of revenues for the year ended December 31, 1998, compared to $664,415, or 2.5% of revenues, and $450,962, or 2.0% of revenues, for the years ended December 31, 1997 and 1996, respectively. The pre-tax income in 1998 was affected by the large increase in SG&A resulting from the opening of the new offices.

         Income tax expense for the years ended December 31, 1998, 1997, and 1996, was $125,000, $199,744, and $180,000, respectively. The tax expense for the year ended December 31, 1997, was reduced by the Company's booking of a deferred tax asset in the amount of $58,256.

         Net income for the years ended December 31, 1998, 1997, and 1996, was $176,669, $464,671, and $270,962, respectively. The Company continued to increase its revenues and margins each year, however the SG&A in 1998 rose significantly which affected the Company's profitability. The Company's goal is to better manage the SG&A and to continue to increase the volume generated by the new offices throughout 1999 in order to ensure that each office makes a positive contribution to income. To this end, the Company merged its two Chicago offices in February 1999 to achieve better efficiency.

         The Company will continue to market its services and promote its ISO 9002 registration. In addition, it will strive to open sales offices and obtain sales representation in the major geographic areas of North America.

YEAR 2000 READINESS

         The Year 2000 computer issue creates certain risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as the result of system failures.

         In 1998, the Company implemented a plan for addressing the Year 2000 issues and has named a Year 2000 Coordinator. The plan involves the testing of
(i) information technology ("IT"), which includes computer and network hardware, operating systems, third-party and internally developed software, files and databases, end-use extracts and electronic interfaces, and (ii) external dependencies, which includes relationships with suppliers and customers.

         As of the date of this Report, the area of IT has been tested to ensure Year 2000 compliance and the Company is implementing corrective actions for systems that were determined to be non-compliant. This process is substantially complete and IT is expected to be fully compliant and tested by mid-1999. Where appropriate, the Company is developing a contingency plan to be in effect by mid-1999. The Company is currently working with suppliers of products and services to determine and monitor their level of compliance and compliance testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is expected to be complete by mid-1999.

         The Company is using internal resources in order to meet the targeted completion dates. The costs to ensure that the Company is Year 2000 compliant are expected to fall within budget and are not expected to have a material impact on the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See accompanying Table of Contents to Financial Statements on F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or Disagreements with Accountants on Accounting and Financial Disclosure to be reported for the year ended December 31, 1998.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16 (A) OF THE EXCHANGE ACT.


         The Directors and Executive Officers of the Company are as follows:

NAME                      AGE          POSITION
----                      ---          --------


Richard E. Gaetz          41           Officer, Director

Geoff Duncan              50           Officer

Albert Gnat               60           Director

Richard D. McGraw         55           Director

Kevin A. Glass            41           Director


         Richard E. Gaetz has been the President of Vitran Distribution System and Chief Operating Officer of Vitran since August 1989. From October 1987 to August 1989, he was Vice-President, Clarke Transport Canada. Effective October 11, 1996, Mr.Gaetz began serving as the Company's President and Chief Executive Officer. He continues in his role as Chief Executive Officer as of the date of this Report.

         Geoff Duncan was appointed President on April 1, 1998. From November 1996 through this date, he was Executive Vice President and Chief Operating Officer of the Company. From May 1996 through November 1996, he was Vice President of Sales and Marketing. Prior to joining the Company, he was Vice-President of Sales and Marketing at APL.

         Albert Gnat has been Vice-Chairman of the Board and a director of Vitran since 1983. He is a partner in the law firm of Lang Michener, Toronto, Ontario, Canada.

         Richard D. McGraw has been the President, Chief Executive Officer and a director of Vitran since 1983.

         Kevin A.Glass has been the Vice President of Finance and Chief Financial Officer of Vitran since October 1998. Prior to this he was the Chief Financial Officer of Livingston Group Inc.

         Messrs. Gaetz, Gnat and McGraw were elected directors of the Company on December 1, 1993. Kevin Glass was appointed a director on November 16, 1998. Vitran may be deemed a "parent" of the Company under Securities Act Rule 405. See Item 13 of this Report.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company does not have a class of equity security that is registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no compliance with Section 16(a) of the Exchange Act is required of any officer, director, or principal shareholder.

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1996, 1997 and 1998, all compensation of the Company's President and its Chief Executive Officer. No other executive officer or director of the Company received total annual salary and bonus exceeding $100,000 in any of such fiscal years. The information provided should be read in conjunction with the Company's Financial Statements and related notes thereto.

                                    SUMMARY COMPENSATION TABLE

 NAME AND                    FISCAL                                ALL OTHER
 PRINCIPAL POSITION           YEAR      SALARY          BONUS     COMPENSATION
 ------------------          -----     --------       --------    ------------

 Michael Jackson, former
 President and Chief
 Executive Officer           1996      $124,038(1)                $ 12,870(2)

 Geoff Duncan, President     1998      $123,120       $ 11,400    $  8,640(4)
                             1997      $114,400       $ 11,000    $  8,400(4)
                             1996      $ 67,692(3)                $  5,600(4)

         (1) Mr. Jackson was employed at an annual salary of $150,000 until his termination on October 11, 1996.

         (2) Automobile expense of $1200 monthly, and life insurance payment of $870 annually.

         (3) Mr. Duncan began employment with the Company in May 1996 at an annual salary of $110,000.

         (4) Automobile allowance of $720 per month for 1998, $700 per month prior to 1998.

                                  OPTION GRANTS


         The purpose of the following table is to report grants of stock options to the named officers during the years ended December 31, 1996, 1997 and 1998.

                                                                                POTENTIAL REALIZABLE
                                                                                VALUE AT ASSUMED
                                                                                ANNUAL RATES OF STOCK
                                                                                PRICE APPRECIATION FOR
INDIVIDUAL GRANTS                                                                   OPTION TERM
------------------------------------------------------------------------------------------------------
                             % OF TOTAL
                  OPTIONS   OPTIONS GRANTED     EXERCISE       EXPIRATION
NAME              GRANTED    TO EMPLOYEES        PRICE            DATE            5%($)        10%($)
----              -------   ---------------     --------       ----------        ------       -------
Michael Jackson   50,000        17.18%           $ .75          8/22/99(1)       $2,004       $10,083
Michael Jackson   30,000        10.31%           $1.25          8/22/99(1)       $  0(3)      $   0(3)

Geoff Duncan      50,000        17.18%           $1.00(4)       4/29/02-06 (2)   $5,537       $31,117
Geoff Duncan      25,000         8.59%           $1.00(4)      11/15/02-06(2)    $2,768       $15,558
Geoff Duncan      10,000         3.44%           $1.00(4)       1/01/04-08 (2)   $1,107       $ 6,223

---------------------------

(1) As part of a settlement agreement entered into with Mr. Jackson in 1997, his options did not expire upon his termination from the Company and will remain exercisable until August 22, 1999.
(2) Mr. Duncan's options vest over a five-year period (20% per year) and expire five years from the date that the options are vested. At December 31, 1998, Mr. Duncan had 30,000 vested options.
(3) The potential realizable value, assuming annual stock appreciation rates of 5 and 10%, is less than the price of the stock upon exercise of the options.
(4) On May 14, 1998, the Board of Directors approved an option repricing program to which essentially all current employee stock options with an exercise price of $1.25 were reduced to $1.00.

----------------------------
         During May 1996, the Company adopted a Stock Option Plan (the "Plan") whereby employees of the Company may be granted incentive or non-qualified options to purchase shares of the Company's common stock. The Board of Directors has direct responsibility for the administration of the Plan. The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock at the date of grant. The exercise price of incentive options to officers or affiliated persons must be at least 110% of the fair market value as of the date of the grant. The fair market value of options granted was determined using the exercise price of the Vitran stock purchase warrant ($.650631 per share; the warrant expired July 31, 1997) as well as other criteria that the Board deemed relevant. This value may not relate to the trading value on the NASD Bulletin Board as there is not an active market for the Company's stock and trades are sporadic. Upon termination of employment, all options held by the grantee shall immediately terminate. The Board may waive any conditions or rights under, or amend, alter, suspend, discontinue, or terminate, any Option theretofore granted and any Stock Option Agreements relating thereto; provided, however, that without the consent of an affected grantee, no such action may materially impair the rights of such grantee under such option.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to (i) any person or "group" known to the Company to be the beneficial owner, as of March 24, 1999, of more than five percent of the Common Stock, and (ii) all Directors and executive officers of the Company, individually and as a group. Each beneficial owner has advised the Company that he, she or it has sole voting and investment power as to the shares of the Common Stock.

                                             AMOUNT AND         PERCENTAGE OF
                                             NATURE OF              CLASS
                                             BENEFICIAL              (1)
NAME OF BENEFICIAL OWNER                     OWNERSHIP
--------------------------------------------------------------------------------
Michael J. Jackson                             643,400             13.33%
Clearwater, FL 34615

Vitran Corporation Inc.                      3,918,030             81.19%
70 University Avenue Suite 350
Toronto, Canada M5J2M4

Richard E. Gaetz                                  None               --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Geoff Duncan
12900 Dupont Circle                             10,000               .21%
Tampa, FL 33626 (2)

Albert Gnat                                       None               --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Richard M. McGraw                                 None               --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Kevin A. Glass                                    None               --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

All Directors and Executive Officers as         10,000               .21%
a Group (5 persons) (2)

--------------------

(1) The percentages in this column are computed on the basis of 4,825,630 shares of Common Stock outstanding, as of the date of this Report.

(2) Four persons who are officers or directors of Vitran are directors of the Company. See Item 10 of this Report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information as to changes in control of the Company see Item 1 of this Report.

         Vitran is a North American multi-divisional operating company headquartered in Toronto, Ontario, Canada. Vitran provides services to the freight and environmental industries and has over 2400 employees at over one hundred locations across Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, intermodal, dedicated contract carriage, warehousing and inventory management. The members of the Vitran Distribution Services Group are Transwestern Express, a less than truckload ("LTL") company concentrating on central and western markets of Canada, as well as the Northwest United States; G & W Freightways, which has six facilities in Quebec and Ontario, Canada, and specializes in next-day delivery in all of its service corridors; CAN-AM LTL, which offers cross-border LTL service between the United States and Canada and has facilities in Toronto and Chicago; CAN-AM Logistics, which provides logistic services to its customers; the Overland Group, which consists of various companies performing full load, short haul and customized truckload services; Overland/Quast, which performs LTL services, and the Company.

         Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran's receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, including the Overland Group, depending on the type of service required by the shipper of such freight. The Company does not believe that, given the different businesses of the Company and the other Vitran subsidiaries, the Company will compete for any freight business with another Vitran subsidiary, nor does the Company anticipate that the Company and any other Vitran subsidiary will bid the same trans-border over-the-road business. However, in the event that any such unanticipated conflict does occur, the Company and Vitran intend to resolve any such conflict on a case-by-case basis, with resolution depending solely on which entity can best serve the needs of potential customers. For information concerning the Company's relationship with Vitran and the other members of Vitran's Distribution Services Group, see
Item 1 of this Report.

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

10.6        Extended Lease Agreement dated February 4, 1997. (4)

10.7 Loan Agreement between Republic Bank, St. Petersburg, Florida, and The Freight Connection, Inc., dated August 19, 1995 (1)

10.8 Renewed Loan Agreement between Republic Bank, St. Petersburg, Florida and The Freight Connection, Inc. dated August 18, 1997 (6)

10.9 Sweeney and Company. P.A. 's letter to the Securities and Exchange Commission regarding change in certifying public accountant. (5)

10.10 Renewed Loan Agreement between Republic Bank, St. Petersburg, Florida and The Freight Connection, Inc. dated September 1, 1998 (7)

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

            (2) Incorporated by reference to Report on Form 8-K filed January 27, 1992.

            (3) Incorporated by reference to Report on Form 8-K filed July 21, 1993.

            (4) Incorporated by reference to Report on Form 10-K filed March 26, 1997.

            (5) Incorporated by reference to Report on Form 8-K filed December 1, 1997.

            (6) Incorporated by reference to Report on Form 10-K filed March 27, 1998.

            (7) Included herewith.

b) REPORTS ON FORM 8-K

During the year ended December 31, 1998, no reports were filed on Form 8-K.

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

                                             THE FREIGHT CONNECTION, INC.
                                             a Delaware corporation


Dated: MARCH 29, 1999                        By: /s/ RICHARD E. GAETZ
                                                -------------------------
                                                Richard E. Gaetz,.
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURES                             TITLE                        DATE
----------                             -----                        ----


 /s/ RICHARD E. GAETZ             Chief Executive Officer      MARCH 29, 1999
-----------------------           and Director
Richard E. Gaetz


 /s/ GEOFF DUNCAN                 President                    MARCH 29, 1999
-----------------------
Geoff Duncan


 /s/ ALBERT GNAT                  Director                     MARCH 29, 1999
-----------------------
Albert Gnat


 /s/ RICHARD D. MCGRAW            Director                     MARCH 29, 1999
----------------------
Richard D. McGraw


/s/ KEVIN A. GLASS                 Director                    MARCH 29, 1999
------------------
Kevin A. Glass

                          THE FREIGHT CONNECTION, INC.
                      INDEX TO AUDITED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

THE FREIGHT CONNECTION, INC.

Report of Independent Auditors - Margolies, Fink and Wichrowski           F-2

Balance Sheets - December 31, 1998, and December 31, 1997                 F-3

Statements of Income
         Years Ended December 31, 1998, 1997 and 1996                     F-4

Statements of Stockholders' Equity                                        F-5

Statements of Cash Flows
         Year Ended December 31, 1998, 1997, and 1996                     F-6

Notes to Financial Statements                                             F-7

Schedule II - Amounts receivable from related parties and underwriters, promoters, and employees other than
         related parties                                                  S-1

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
  Board of Directors
The Freight Connection, Inc.

We have audited the accompanying balance sheets of The Freight Connection, Inc. as of December 31, 1998 and 1997, the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Freight Connection, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.



                                 /s/ Margolies, Fink and Wichrowski

February 4, 1999

                          THE FREIGHT CONNECTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


ASSETS
                                                             1998         1997
                                                         ----------   ----------
Current assets:
  Cash and cash equivalents (Note 1)                     $  515,125   $1,285,929
  Accounts receivable - trade, net of allowance
   for uncollectible accounts of $115,474 and $201,053,
    respectively (Note 8, 10)                             4,248,718    3,025,938
  Accounts receivable - income taxes                         50,005
  Deferred tax asset (Note 7)                                20,456       58,256
  Prepaid expenses and other receivables                     13,259       23,556
                                                         ----------   ----------

          Total current assets                            4,847,563    4,393,679

  Property and equipment (net of accumulated
   depreciation) (Notes 1 and 2)                            193,192      207,448

  Deposits and other assets                                  87,083       56,183
                                                         ----------   ----------

                                                         $5,127,838   $4,657,310
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (Note 3)         $2,788,222   $2,425,517
  Income taxes payable                                         --         68,846
                                                         ----------   ----------


          Total current liabilities                       2,788,222    2,494,363
                                                         ----------   ----------
Stockholders' equity (Note 5)
  Common stock, $.001 par value;
    authorized 20,000,000 shares; 4,825,630,
    shares issued and outstanding                             4,826        4,826
  Additional paid-in capital                                918,982      918,982
  Retained earnings                                       1,415,808    1,239,139
                                                         ----------   ----------

          Total stockholders' equity                      2,339,616    2,162,947
                                                         ----------   ----------

                                                         $5,127,838   $4,657,310
                                                         ==========   ==========

                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998            1997            1996
                                                 ------------    ------------    ------------
Freight income (Note 6)                          $ 28,094,511    $ 26,333,344    $ 22,172,939

Freight expense                                    25,480,324      23,947,680      20,184,096
                                                 ------------    ------------    ------------

Gross profit                                        2,614,187       2,385,664       1,988,843

Selling, general and administrative expenses        2,299,108       1,672,807       1,486,167
Depreciation and amortization                          73,144          68,691          61,809
                                                 ------------    ------------    ------------

Income from operations                                241,935         644,166         440,867
                                                 ------------    ------------    ------------

Other income (expenses):
  Interest and dividend income                         59,734          28,598          21,227
  Interest expense                                       --            (8,349)        (11,607)
  Other                                                  --              --               475
                                                 ------------   -------------    ------------

  Total other income (expenses)                        59,734          20,249          10,095
                                                 ------------    ------------    ------------

Income before income taxes                            301,669         664,415         450,962

Income tax expense (Notes 1 & 7)                      125,000         199,744         180,000
                                                 ------------    ------------    ------------

Net income                                       $    176,669    $    464,671    $    270,962
                                                 ============    ============    ============
Net income per common share:
   Basic
     Net income per common share                 $        .04    $        .10    $        .06
                                                 ============    ============    ============

      Weighted average number of common shares      4,825,630       4,825,630       4,825,630
                                                 ============    ============    ============
Net income per common share:
   Diluted:
     Net income per common share                 $        .04    $        .10    $        .06
                                                 ============    ============    ============

      Weighted average number of common shares      4,825,630       4,825,630       4,825,630
                                                 ============    ============    ============

                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                        COMMON  STOCK          ADDITIONAL
                                  NUMBER OF         PAR          PAID-IN       RETAINED
                                   SHARES          VALUE         CAPITAL       EARNINGS        TOTAL
                               -----------    -----------     ------------   -----------     -----------
Balance, January 1, 1996         4,825,630    $     4,826     $   935,932    $   503,506     $ 1,444,264

Refund of a portion of the
proceeds from the issuance-
of common stock                                                   (16,950)                       (16,950)

Net income year ended,
    December 31, 1996                 --             --              --          270,962         270,962
                               -----------    -----------     -----------    -----------     -----------

Balance, December 31, 1996       4,825,630          4,826         918,982        774,468       1,698,276

Net income year ended,
    December 31, 1997                 --             --              --          464,671         464,671
                               -----------    -----------     -----------    -----------     -----------

Balance, December 31, 1997       4,825,630          4,826         918,982      1,239,139       2,162,947

Net income year ended,
    December 31, 1998                 --             --              --          176,669         176,669
                               -----------    -----------     -----------    -----------     -----------

Balance, December 31, 1998       4,825,630    $     4,826     $   918,982    $ 1,415,808     $ 2,339,616
                               ===========    ===========     ===========    ===========     ===========


                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                     1998           1997           1996
                                                 -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                   $   176,669    $   464,671    $   270,962
                                                 -----------    -----------    -----------
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                       73,144         68,691         61,809
  Deferred tax asset (net)                            37,800        (58,256)
  Loss on disposal of fixed assets                     1,540          6,064
Changes in assets and liabilities:
  Accounts receivable                             (1,222,780)       207,923     (1,218,672)
  Accounts receivable - income taxes                 (50,005)
  Prepaid expenses and other receivables              10,297         33,929         34,955
  Deposits and other assets                          (30,900)         6,520         21,853
  Accounts payable and accrued expenses              362,705        407,458        323,578
  Income taxes payable                               (68,846)        26,423        (94,664)
                                                 -----------    -----------    -----------

Total adjustments                                   (887,045)       698,752       (871,141)
                                                 -----------    -----------    -----------

Net cash provided by (used in) operations           (710,376)     1,163,423       (600,179)
                                                 -----------    -----------    -----------

Net cash used in investing activities:
  Purchase of fixed assets (net)                     (60,428)       (51,405)      (165,712)

Cash flows (used in) provided by
  financing activities:
  Return of capital to warrant holders                                             (16,950)
  Long-term capital lease obligations                   --             --          (18,797)
                                                 -----------    -----------    -----------
Net cash (used in) financing activities                 --             --          (35,747)
                                                 -----------    -----------    -----------
Net increase (decrease) in cash and
   cash equivalents                                 (770,804)     1,112,018       (801,638)

Cash and cash equivalents, beginning of period     1,285,929        173,911        975,549
                                                 -----------    -----------    -----------

Cash and cash equivalents, end of period         $   515,125    $ 1,285,929    $   173,911
                                                 ===========    ===========    ===========
Supplemental disclosure:
Cash paid for interest                           $      --            8,349          9,814
                                                 ===========    ===========    ===========

Cash paid for income taxes                       $   206,051    $   229,800    $   274,664
                                                 ===========    ===========    ===========

                          The accompanying notes are an
                   integral part of these financial statements
                                    Page F-6

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS AND BASIS OF PRESENTATION

The Company operates as a transportation freight broker and coordinates both truck and rail shipments from point of origin to delivery at destination for its clients' freight shipments. The Company is responsible for paying carriers for hauling the freight and extends credit to its clients for the shipment. The Company's primary office facilities are located in Tampa, Florida with additional sales offices located in Atlanta, Ga., Los Angeles, Ca., San Francisco Ca., Chicago, Ill., Niles, Ill., Minneapolis, Mn., and Toronto, Ontario.


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


REVENUE RECOGNITION

The Company recognizes freight income, freight charges and expenses when the shipment leaves its point of origin. Quick-pay rebates are recognized in the month earned, and volume rebates are recorded annually per contract agreements. Accounts receivable credit balances are taken into income after twelve months.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments such as accounts receivable and accounts payable, approximate their carrying value.


ACCOUNTING ESTIMATES
The Management of the Company occasionally uses accounting estimates in determining certain revenues and expenses. Estimates are based on subjective as well as objective factors and, as a result, judgment is required to estimate certain amounts at the date of the financial statements.


                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

The Company has adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. On May 29, 1998 the Company entered into a tax allocation agreement with its parent company Vitran Corporation, and has elected to file its December 31, 1998 federal income tax return on a consolidated basis.


NET INCOME PER SHARE

In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share") which requires the reporting of both basic and diluted earnings per share. Basic net income per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti dilutive. For the years ended December 31, 1998, 1997, and 1996 outstanding options and warrants have not been reflected in the computation of diluted earnings per share because the market price of common stock outstanding has not been in excess of the option or warrant exercise price. At December 31, 1997 all outstanding warrants have expired.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 consist of the following:

                                          1998          1997
                                       ----------    ----------
Computer software                      $   71,659    $   67,050
Leasehold improvements                      2,650
Office furniture and equipment            336,432       286,599
                                       ----------    ----------

                                          410,741       353,649
Less accumulated depreciation             217,549       146,201
                                       ----------    ----------

                                       $  193,192    $  207,448
                                       ==========    ==========


Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996, were $73,144, $ 68,691, and $61,809, respectively.

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1998 and 1997 consist of the following:

                                          1998          1997
                                       ----------    ----------

Accounts payable - trade               $2,621,634    $2,130,646
Accounts receivable credit balances        65,990       221,098
Accrued expenses                          100,598        73,773
                                       ----------    ----------

                                       $2,788,222    $2,425,517
                                       ==========    ==========


4. LEASES

The Company leases various office facilities under non-cancelable operating leases which expire between years 1999 and 2002. The Company also leases office equipment under non-cancelable operating leases which expire over the next four years. Rent expense incurred under these leases was $130,881, $89,081, and $57,768, for the years ended December 31, 1998, 1997 and 1996 respectively.

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998 are as follows; 1999 - $132,554, 2000 - $43,381, 2001 - $17,445, 2002 - $195.


                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. STOCKHOLDERS' EQUITY, WARRANTS AND OPTIONS

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


6. FREIGHT INCOME

Freight income includes rebate income, late charge income, and accounts receivable credit balances in excess of twelve months. These items totaled $327,398, $504,513, and $197,757, for the years ended December 31, 1998, 1997, and 1996, respectively.



7.       INCOME TAXES

The provision for income taxes consisted of the following:

                              DECEMBER 31,
               ------------------------------------
                  1998         1997          1996
               ---------    ---------     ---------
Current:
    Federal    $  70,800    $ 219,800     $ 153,300
    State         16,400       38,200        26,700
Deferred:
    Federal       32,300      (49,600)
    State          5,500       (8,656)         --
               ---------    ---------     ---------


               $ 125,000    $ 199,744     $ 180,000
               =========    =========     =========

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



7. INCOME TAXES (CONTINUED)

Reconciliation of the Company's provision for income taxes to the federal statutory rate is as follows:
                                             YEAR ENDED              YEAR ENDED               YEAR ENDED
                                          DECEMBER 31, 1998       DECEMBER 31, 1997        DECEMBER 31, 1996
                                          -----------------       -----------------        -----------------
Statutory rate applied to income
   before income taxes                    $102,600    34.0%       $ 225,900    34.0%       $153,300   34.0%
State income tax net of federal benefit     22,000     7.3%          35,300     5.3%         16,200    3.6%
Recognition of deferred tax asset                                   (58,256)   (8.8)%
Other                                          400     0.1%          (3,200)    0.5%         10,500    2.3%
                                          --------    ----        ---------    ----        --------    ----

                                          $125,000    41.4%       $ 199,744    31.0%       $180,000   39.9%
                                          ========    ====        =========    ====        ========   ====



The components of deferred tax assets and liabilities were as follows:

                                              DECEMBER 31,
                                         ---------------------
                                           1998         1997
                                         --------     --------
Deferred tax assets:
  Accounts receivable reserve            $ 46,074     $ 80,220
Deferred tax liability:
  Depreciation                            (25,618)     (21,964)
                                         --------     --------

                                           20,456       58,256
Valuation allowance                          --           --
                                         --------     --------

Total deferred tax asset                 $ 20,456     $ 58,256
                                         ========     ========


SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. As a result of the Company's likelihood for future continuing profitability, management has determined that more likely than not, future taxable income will be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, no valuation allowance has been recorded at December 31, 1998 and 1997.


                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. RELATED PARTY TRANSACTIONS

The Company transacts business with various subsidiaries of its parent company, Vitran Corporation Inc. Billings to these companies approximated $176,000, $123,000, and $52,000 for the year ended December 31, 1998, 1997, and 1996, respectively. Billings from these companies approximated $93,000, $75,000, and $52,000, respectively. At December 31, 1998 and 1997 accounts receivable from these companies approximated $62,700, and $15,000, respectively, and accounts payable to these companies approximated $5,400 and $9,200, respectively


9.       ECONOMIC DEPENDENCY

During the years ended December 31, 1998, 1997 and 1996, sales to two major customers exceeded 10% of the Company's total sales. One of the customers, an automobile manufacturer, accounted for 43%, 61%, and 72% of total sales, and the other, a distributor of wines and spirits, accounted for 2%, 4%, and 11% of the total sales for the year ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company is dependent upon its continuing business relationship with its freight carriers, particularly the railroads.


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

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      STOCK OPTIONS

During May 1996, the Company adopted a Stock Option Plan (the "Plan) whereby employees of the Company may be granted incentive or non-qualified options to purchase shares of the Company's common stock. The Board of Directors has direct responsibility for the administration of the plan. The exercise price of the incentive options to employees must be equal to at least 100% of the fair market value of the common stock at the date of grant. The exercise price of incentive options to officers, or affiliated persons, must be at least 110% of the fair market value as of the date of the grant. Options are granted subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from the date of grant and generally expire five years from date of grant.

On May 14, 1998 the Board of Directors approved an option repricing program to which essentially all current employee stock options with an exercise price of $1.25 were reduced to $1.00.

At December 31, 1998, the Company has granted 291,000 incentive stock options at an exercise price ranging from $.75 to $1.25; of this total, 207,600 incentive stock options were vested but not exercised. To date the Company has issued no non-qualified stock options.

Transactions and other information relating to the plans are summarized as follows:

                                                  INCENTIVE STOCK OPTIONS
                                                  -----------------------
                                                                WEIGHTED
                                                   SHARES      AVE. PRICE
                                                  --------     ----------
        Outstanding at December 31, 1995             --

              Granted during 1996                 260,000       $ .95
                                                  -------

        Outstanding at December 31, 1996          260,000         .95

              Granted during 1997                   1,000        1.00
                                                  -------

        Outstanding at December 31, 1997          261,000         .95

              Granted during 1998                  31,000        1.00
              Canceled during 1998                 (1,000)        .95
                                                  -------

        Outstanding at December 31, 1998          291,000         .95
                                                  =======

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11. STOCK OPTIONS (CONTINUED)

The following table summarizes information about all of the stock options outstanding at December 31, 1998:



                                   OUTSTANDING OPTIONS                    EXERCISABLE OPTIONS
                                   -------------------                  -------------------------
                                         WEIGHTED
                                         AVERAGE          WEIGHTED                       WEIGHTED
       RANGE OF                         REMAINING          AVERAGE                        AVERAGE
   EXERCISED PRICES     SHARES         LIFE (YEARS)         PRICE        SHARES            PRICE
   ----------------     --------   -------------------    --------      -------          --------
        $ .75           100,000           1.5 years         $ .75       100,000            $ .75
        $ 1.00          146,000           5.6 years          1.00        62,600             1.00
        $ 1.25           45,000           2.7 years          1.25        45,000             1.25


PRO FORMA DISCLOSURE

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" issued in October 1995. Accordingly, no compensation cost has been recognized for its fixed stock option plans with respect to its employees. Had compensation cost for the Company's fixed-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's proforma net income, and proforma net income per share would have been as indicated below:

                                      1998        1997        1996
                                   ---------   ---------   ---------

Net income, as reported            $ 176,669   $ 464,671   $ 270,962
                                   =========   =========   =========

Net income, proforma               $ 179,199   $ 493,441   $ 218,902
                                   =========   =========   =========

Net income per common share:
   Basic and dilutive
     Net income, as reported       $     .04   $     .10   $     .06
                                   =========   =========   =========

     Net income, proforma          $     .04   $     .10   $     .05
                                   =========   =========   =========


For purposes of the preceding proforma disclosures, the weighed average fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: no dividend yield, volatility approximating 50%, risk free interest rate of 6.0%, and an expected term approximating 3.6 years.


                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12. COMMITMENTS AND CONTINGENCIES

On September 1, 1998, the Company renewed a line of credit agreement with a commercial bank for $2,000,000 which expires on September 1, 1999. Interest is at the lower of the London Interbank Offer Rate plus 250 basis points or the bank's base rate. Any outstanding principal balance plus unpaid interest is due on demand. The line is secured by the Company's accounts receivable, and fixed assets. As of December 31, 1998, no amounts are outstanding on this credit line.


                          THE FREIGHT CONNECTION, INC.


SCHEDULE II - Amounts receivable from related parties and underwriters, promoters and Employees other than related parties


Years ended December 31, 1998, 1997, and 1996


                         BALANCE AT                  DEDUCTIONS           BALANCE AT
                         BEGINNING               AMOUNTS     AMOUNTS     END OF PERIOD
NAME OF DEBTOR            OF YEAR    ADDITIONS  COLLECTED  WRITTEN OFF    NONCURRENT
--------------           ----------  ---------  ---------  ----------    -------------
Year Ended
December 31, 1996

James Ingram              $45,936        --        --           --         $45,936

Year Ended
December 31, 1997

James Ingram              $45,936        --        --       $45,936        $     0

Year Ended
December 31, 1998

James Ingram              $     0        --        --          --          $     0
                          =======      =====      ====      =======        =======

RENEWAL REVOLVING

LINE OF CREDIT PROMISSORY NOTE

$2,000,000.00
St. Petersburg, Florida
Effective Date: September 1, 1998
Loan No. 4000010415

      FOR VALUE RECEIVED, the undersigned borrower, THE FREIGHT CONNECTION,INC., a Delaware corporation (hereinafter called "Borrower") promises to pay to the order of REPUBLIC BANK, a Florida banking corporation (hereinafter and together with any holder hereof called "Bank"), at 111 2nd Avenue N.E., Suite 703, St. Petersburg, Florida 33701, or at such other place as Bank may from time to time designate in writing, without grace, the principal sum not to exceed TWO MILLION DOLLARS($2,000,000.00), or so much thereof as has been advanced hereunder, together with interest on the unpaid balance of the principal (the "Loan") from time to time outstanding from the date of each advance of principal at the rate for each day equal to the lesser of: (1) the "Base Rate" of Citibank, N.A., New York, N.Y. ("Citibank"), adjusted daily; or, (2) the 90 day LIBOR (London InterBank Offer Rate) as published in the Wall Street Journal, plus 250 basis points, (the "Current Rate"). This Current Rate shall be fixed for 90 day periods commencing on the Effective Date and will be applied to the daily outstanding balance on the Loan, and will be adjusted on the first day of each subsequent 90 day period to the then Current Rate as of such date. In no event, however, shall the interest rate be greater than the maximum rate of interest allowed to be contracted for by applicable law. This Note renews in its entirety that certain Revolving Line of Credit Promissory Note dated August 18, 1995, as previously renewed effective August 19, 1997.

      Principal and interest shall be due and payable as follows:

      (a) To the extent accrued, interest only, as stated above, shall be payable monthly commencing October 1, 1998, and continuing on the same day of each month thereafter until September 1, 1999 (the "Maturity Date"), at which time all outstanding indebtedness, whether principal, accrued interest or otherwise, shall be due and payable in full.

      (b) The principal amount evidenced hereby may be borrowed (and to the extent any principal amount advanced hereunder is repaid by Borrower, such sum may be borrowed again) until the Maturity Date. At no time, however, shall the principal balance outstanding hereunder exceed TWO MILLION DOLLARS ($2,000,000.00).

      Interest owing under this Note shall be computed on the basis of a 360-day year for actual days lapsed.

      As used herein, "Base Rate" shall refer to the rate of interest per annum which is announced by Citibank as being its base rate as such rate changes from time to time. Changes in the Base Rate shall be effective on the effective date announced by Citibank. The Base Rate is a reference rate for the information and use of the Bank in establishing the actual rates to be charged its borrowers.

      Borrower may repay all or part of the principal balance at any time without penalty. Such prepayment shall be accompanied by payment of any unpaid interest accrued to the time of such prepayment. All payments made hereunder shall at Bank's option first be applied to late charges, then to accrued interest, then to principal. Permitted partial prepayments shall not affect or vary the duty of Borrower to pay all obligations when due, and they shall not affect or impair the right of Bank to pursue all remedies available to it hereunder, under the security instruments securing this indebtedness, or under any other loan documents or guaranty executed in connection herewith.

      In the event Bank has made a demand for repayment of the indebtedness evidenced by this Note, due to any default by Borrower, Bank, at its option, may notify Borrower that its commitment to lend under this line of credit is terminated and Bank shall be relieved of all obligations to lend any further sums thereafter to Borrower.

      This Note has been executed and delivered in the State of Florida, and its terms and provisions are to be governed by and construed under the laws of the State of Florida and of the United States of America, and the rules and regulations promulgated under the authority thereof. It is the intent of this Note that such laws shall be interpreted in such a manner that in the event of default the maximum rate of interest (hereinafter called the "Maximum Rate") allowed to be contracted for by applicable law as changed from time to time shall be applied to this Note.

      In the event that any payment of principal or interest is not made within ten (10) days of when due hereunder, it is hereby agreed that Bank shall have the option of collecting a late charge equivalent to five percent (5%) of the amount of each such delinquent payment. Said late charge and/or interest shall be immediately due and payable in full on demand by the Bank.

      In no event shall Bank have the right to charge or collect, nor shall Borrower be required or obligated to pay, interest or payments in the nature of interest, which would result in interest being charged or collected at a rate in excess of the Maximum Rate. In the event that any payment which is interest or in the nature of interest is made by Borrower or received by Bank which would result in the rate of interest being charged or collected by Bank being in excess of the Maximum Rate, then the portion of any such payment which causes the rate of interest being charged or collected by Bank exceed the Maximum Rate (hereinafter called the "excess sum") shall be credited as a payment of principal. If Borrower notifies Bank in writing that Borrower elects to have such excess sum returned to Borrower, such excess sum shall be returned to Borrower. In the event that any such overcharge is discovered after this Note has been paid in full, then the amount of such excess sum shall be returned to Borrower together with interest therein from the date such excess sum was paid or collected at the same rate as was due Bank during such period under the terms of this Note. All excess sums credited to principal shall be credited as of the date paid to Bank.

      The "Default Interest Rate" shall be five percent (5%) per annum above the contract interest rate set forth above, but in no event at a rate which is higher than the Maximum Rate permitted by law.

      In the event any payment of principal or interest is not made within fifteen (15) days of when due hereunder, the entire unpaid principal balance shall bear interest at the "Default Interest Rate". In addition to the rights described in this paragraph, Bank shall have the right to exercise all other rights or remedies provided by law or at equity and shall specifically have the right to recover all damages resulting from such default including, without limitation, the right to recover the payment of all amounts owing to Bank. Exercise of any of these options shall be without notice to Borrower, notice of such exercise being hereby expressly waived.

      Time is of the essence hereunder. In the event that this Note is collected by law or through attorneys at law, or under advice therefrom, Borrower agrees to pay all costs of collection, including reasonable attorneys' fees and costs(including charges for paralegals and others working under the direction or supervision of Bank's attorneys) and all sales or use taxes thereon, whether or not suit is brought, and whether incurred in connection with collection, trial, appeal, bankruptcy or other creditor's proceedings or otherwise, and, if Bank's attorneys shall include employees of Bank or of any person controlling, controlled by or under common control with Bank, such reasonable attorney's fees shall include costs allocated by Bank's or such person's internal legal department.

      Borrower authorizes Bank, from time to time, to debit any account that Borrower may have with Bank, for any payment of principal or interest past due hereunder for the amount of such payment of principal or interest. Exercise of this right shall be optional with Bank and the provisions of this paragraph shall not be construed as releasing Borrower from the obligation to make payments of principal or interest according to the terms hereof.

      The remedies of Bank as provided herein shall be cumulative and concurrent, and may be pursued singularly, successively, or together, at the sole discretion of Bank. No act of omission or commission of Bank, including specifically any failure to exercise any right, remedy or recourse, shall be deemed to be a waiver or release of the same, such waiver or release to be effected only through a written document executed by Bank and then only to the extent specifically recited therein. A waiver or release with reference to any one event shall not be construed as continuing, as a bar to, or as a waiver or release of, any subsequent right, remedy or recourse as to a subsequent event.

      All persons (including corporations) now or at any time liable, whether primarily or secondarily, for the payment of the indebtedness hereby evidenced, for themselves, their heirs, legal representatives, successors and assigns, respectively, hereby: (a) expressly waive any presentment, demand for payment, notice of dishonor, protest, notice of nonpayment or protest, all other forms of notice whatsoever, and diligence in collection; (b) consent that Bank may, from time to time, and without notice to them or demand: (i) extend, rearrange, renew or postpone any or all payments and/or (ii) release, exchange, add to or substitute all or any part of the collateral for this Note, without in any way modifying, altering, releasing, affecting or limiting their respective liability or the lien of any security instrument; (c) agree that Bank, in order to enforce payment of this Note against them shall not be required first to institute any suit or to exhaust any of its remedies against any Borrower or any other person or party or to attempt to realize on the collateral for this Note.

      BORROWER AND ANY OTHER PERSON LIABLE FOR PAYMENT HEREOF, BY EXECUTING THIS NOTE OR ANY OTHER DOCUMENT CREATING SUCH LIABILITY, WAIVE THEIR RIGHTS TO A TRIAL BY JURY IN ANY ACTION WHETHER ARISING IN CONTRACT OR TORT, BY STATUTE OR OTHERWISE, IN ANY WAY RELATED TO THIS NOTE. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S EXTENDING CREDIT TO BORROWER AND NO WAIVER OR LIMITATION OF BANK'S RIGHTS HEREUNDER SHALL BE EFFECTIVE UNLESS IN WRITING AND MANUALLY SIGNED ON BANK'S BEHALF.

      Borrower acknowledges that the above paragraph has been expressly bargained for by Bank as part of the loan evidenced hereby and that, but for Borrower's agreement and the agreement of any other person liable for payment hereof thereto, Bank would not have extended the loan for the term and with the interest rate provided herein.

      If more than one party shall execute this Note, the term "Borrower", as used herein, shall mean all parties signing this Note and each of them, who shall be jointly and severally obligated hereunder. In this Note, whenever the context so requires, the neuter gender includes the feminine and/or masculine, as the case may be, and the singular number includes the plural.

      IN WITNESS WHEREOF, Borrower has caused this Note to be executed in its name on the day and year first above written.

      THE UNDERSIGNED ACKNOWLEDGES THAT THE LOAN EVIDENCED HEREBY IS FOR COMMERCIAL PURPOSES ONLY AND NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES.

                                          THE FREIGHT CONNECTION, INC.,
                                          a Delaware corporation

                                          By: /s/ GEOFF DUNCAN
                                          Geoff Duncan, as its President

                                                (CORPORATE SEAL)

Documentary stamps in the amount of $7,000.00 were paid on the original Note dated August 18, 1995, and are not payable on this Renewal Note under Florida law.

                                    THIRD
                          ADDENDUM TO LOAN AGREEMENT


      This Third Addendum to Loan Agreement (the "Addendum") dated this 16th day of September 1998, effective as of the 18th day of August, 1998, amends and modifies that certain Loan Agreement dated August 18, 1995 as previously amended by Addendum to Loan Agreement dated effective August 18, 1996, as further amended by Second Addendum to Loan Agreement dated effective August 18, 1997 (collectively the "Loan Agreement") by and among REPUBLIC BANK, a Florida banking corporation (the "Bank"), and THE FREIGHT CONNECTION, INC., a Delaware corporation (the"Borrower"). All of the capitalized terms used herein shall have the same identification and defined meanings as set forth in the Loan Agreement unless otherwise specifically indicated or defined herein.

                                   RECITALS:

      A. Borrower has requested the Bank to extend and renew a Revolving Credit Line Loan (the "Loan") in the amount of $2,000,000.00 under the terms of the Loan Agreement and this Addendum.

      B. The Bank has agreed to the renewal of the Loan pursuant to the terms of this Addendum and the other loan documents herein referred.

      NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the parties agree as follows:

      1. Recitals. The above Recitals are true and correct and by this reference are incorporated herein.

      2. Renewal of Credit Line Loan. The Bank hereby renews the Loan effective as of September 1, 1998 pursuant to the terms of a Renewal Revolving Line of Credit Promissory Note of even date herewith (the "Renewal Note") which provides for an extended maturity date of September 1, 1999.

      3. Security. The Renewal Note shall continue to be secured by the Security Interests as set forth in the Loan Agreement.

      4. Representations and Warranties. Paragraph 5 of the Loan Agreement is modified to add subparagraph 5.08 as follows:

                  5.08 Year 2000 Compliance. Borrower has: (a)undertaken a detailed inventory, review, and assessment of all areas within its business and operations that could be adversely affected by the failure of Borrower to be Year 2000 compliant on a timely basis; (b) developed a detailed plan and timeline for becoming Year 2000 compliant on a timely basis; (c)to date, implemented that plan in accordance with that timetable in all material respects; and (d)made written inquiry of each of its key suppliers, vendors, and customers as to whether such persons will, on a timely basis, be Year 2000 compliant in all respects and on the basis of such inquiry believes that all such persons will be so compliant. Borrower shall provide satisfactory proof of compliance to the Bank at the Bank's request. For purposes hereof, "key suppliers, vendors, and customers" and "persons" refers to those suppliers, vendors, and customers of Borrower whose business failure would, with reasonable probability result in a material adverse change in the business properties, condition (financial or otherwise, or prospects of Borrower. For purposes hereof, "Year 2000 compliant" means, with regard to any entity, that all software, embedded microchips, and other processing capabilities utilized by, and material to the business operations or financial condition of, such entity are able to interpret and; manipulate data on and involving all calendar dates correctly and without causing any abnormal ending scenario, including in relation to dates prior to and after December 31, 1999.

      5. Covenants. Paragraph 7.01(a) is deleted in its entirety and the following paragraph 7.01(a) is substituted therefor:

                  7.01(a) Financial Statement. Within 30 days after each month end the Borrower shall provide the Bank with internally prepared corporate financial statements. Within 120 days of each fiscal year end, the Borrower shall provide the Bank with "audited" corporate financial statements, prepared by a CPA acceptable to the Bank. The Borrower shall also provide the Bank with an accounts receivable aging report and compliance certification signed by an authorized officer on a monthly basis, within 30 days after each month end. Borrower shall also provide the 10Q and 10K reports within thirty (30) days of their availability, and such other financial information as may be requested by the Bank from time to time.

      6. Events of Default. Paragraph 6.01 of the Loan Agreement is amended to provide that upon the occurrence of an event of default, the Bank has the option of requiring all accounts receivable to be lock-boxed on such terms and conditions as the Bank may determine.

      7. Warranties. Borrower hereby affirms and warrants that all of the warranties made in the Loan Documents, and any other documents or instruments recited herein or executed with respect thereto directly or indirectly, are true and correct as of the date hereof and that Borrower is not in default of any of the foregoing nor aware of any default with respect thereto, and that Borrower has no defenses or rights of offset with respect to any indebtedness to the Bank. Borrower hereby releases the Bank from any cause of action against it existing as of the date of execution hereof. The rights and defenses being waived and released hereunder include without limitation any claim or defense based on the Bank having charged or collected interest at a rate greater than that allowed to be contracted for by applicable law as changed from time to time, provided, however, in no event shall such waiver and release be deemed to change or modify the terms of the Loan Documents which provide that sums paid or received in excess of the maximum rate of interest allowed to be contracted for by applicable law, as changed from time to time, reduce the principal sum due, said provision to be in full force and effect.

      8. State taxes. Borrower is liable for the full amount of any documentary stamps. intangible tax, interest and penalties, if any, levied by the State of Florida incident to the loan transactions and modifications described in this Third Addendum. If the same be not promptly paid by Borrower when levied by the State of Florida, the Bank may (without obligation to do so) pay the same.

      9. Consent and waiver. Borrower hereby consents to the foregoing and agrees that the execution of this Third Addendum shall in no manner or way whatsoever impair or otherwise adversely affect Borrower's liability to the Bank under the Loan Documents or any other instrument set forth in the Recitals or herein, all as modified by this Second Addendum.

     10. Cross Document Default. Any default under the terms and conditions of this Third Addendum or of any instrument set forth herein or contemplated by this Third Addendum shall be and is a default under every other instrument set forth herein or contemplated by this Third Addendum.

     11. Ratification. Except as modified by this Third Addendum, Borrower hereby ratifies and confirms the continued validity and viability of all terms, conditions and obligations set forth in the Loan Documents and all other instruments executed in connection with this Second Addendum.

     12. Severability. Whenever possible, each provision of this Third Addendum shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision hereof shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity only, without invalidating the remainder of such provision or of the remaining provisions of this Third Addendum.

     13. Florida Contract. This Third Addendum shall be deemed a Florida contract and shall be construed according to the laws of the State of Florida, regardless of whether this Second Addendum is executed by certain of the parties hereto in other states.

     14. Binding effect. This Third Addendum shall bind the successors and assigns to the parties hereto and constitutes the entire understanding of the parties, which may not be modified except in writing.

     15. Waiver of Jury Trial. The parties to this Third Addendum hereby irrevocably waive their respective rights to trial by jury in any and all actions arising out of the terms of this Third Addendum.

     16. Conflict. As to any conflict between the terms of the Loan Agreement or this Third Addendum, then the terms of this Third Addendum shall supersede and control over such other terms.

     17. Other Terms. Except as specifically amended, modified and supplemented by this Third Addendum, all of the other terms, covenants and conditions of the Loan Agreement remain in full force and effect.


WITNESSES:
As to Borrower
                                          "BORROWER"

                                          THE FREIGHT CONNECTION, INC.,
/s/ THOMAS J. HAUSER                       a Delaware corporation

                                          By: /s/ GEOFF DUNCAN
/s/ JERILYN SELKOW                        Geoff Duncan, as its President

                                          (CORPORATE SEAL)

WITNESSES:
As to Lender
                                          "LENDER"

                                          REPUBLIC BANK,  a Florida
/s/ THOMAS J. HAUSER                        banking corporation

                                          By: /s/ WILLIAM S. NYE
/s/ JERILYN SELKOW                        William S. Nye, as its Vice President


                                          (CORPORATE SEAL)


STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

      The foregoing instrument was acknowledged before me this 16th day of September, 1998 by GEOFF DUNCAN, as President of THE FREIGHT CONNECTION, INC., a Delaware corporation, on behalf of the corporation.


X Georgia Driver's License                /s/ SHERRI L. MENDIZZA
                                                Notary Public

                                               "Official Seal"
                                               Sherri L. Mendizza
                                               My commission expires
                                               February 3, 2002
                                               Commission #CC 713405
                                          Bonded thru Troy Fain Insurance, Inc.

STATE OF FLORIDA
COUNTY OF PINELLAS

      The foregoing instrument was acknowledged before me this 16th day of September, 1998 by WILLIAM S. NYE, as Vice President of REPUBLIC BANK, a Florida banking corporation, on behalf of the Bank.

X Florida Driver's License                /s/ SHERRI L. MENDIZZA
                                                      Notary Public

                                                "Official Seal"
                                                Sherri L. Mendizza
                                                My commission expires
                                                February 3, 2002
                                                Commission #CC 713405
                                          Bonded thru Troy Fain Insurance, Inc.

                                    JOINDER

      Vitran Corporation Inc., as majority shareholder of The Freight Connection, Inc. hereby joins in this Addendum to acknowledge the modification of financial covenants of Paragraph 7.02(j) and hereby covenants and agrees not to take or cause any action that would adversely impact the ability of The Freight Connection, Inc. to comply with the covenants under Paragraph 7.02(j) of the foregoing Third Addendum or the Loan Agreement.

      The undersigned corporate officer hereby confirms his corporate authority and capacity in execution of this Joinder.


Witnesses:                          Vitran Corporation Inc., a
                                    corporation formed under the
                                   laws of the Province of Ontario

/s/ WILLIAM F. CLARK               By:  /s/ RICHARD D. MCGRAW
                                        as its President

/s/ SHARON B. YOUNKER

                                    (CORPORATE SEAL)

DOMINION OF CANADA
PROVINCE OF ONTARIO

      The foregoing instrument was acknowledged before me this 26th day of January, 1999, by RICHARD D. MCGRAW, President of Vitran Corporation Inc.,on behalf of the Corporation.

 Personally known                         /s/ WILLIAM F. CLARK
                                          Notary

ATTACHMENTS:
    Exhibit "A": Revised Compliance Certificate

AGREEMENT WAIVING RIGHT TO JURY TRIAL

      THIS AGREEMENT WAIVING RIGHT TO JURY TRIAL (this "Agreement") is dated this 16th day of September, 1998, effective as of the 1st day of September, 1998, by and among REPUBLIC BANK, a Florida banking corporation (the "Bank") and THE FREIGHT CONNECTION, INC., a Delaware corporation ("Borrower").

                                   RECITALS:

      A. On or about of even date herewith, the Bank and Borrower have entered into a renewal of those certain Loan Documents (herein called, together with any and all amendments and modifications thereof, the "Loan Documents"), pursuant to which the Bank has agreed to renew to the Borrower a revolving line of credit loan in a principal amount not to exceed $2,000,000.00 (the "Loan"), subject to the terms and conditions set forth in the Loan Documents.

      B. In connection with renewal of the Loan, Borrower has executed and delivered to the Bank that certain Renewal Line of Credit Note (the "Note") and has executed and delivered and/or accepted certain other Loan Documents. The capitalized terms set forth in the preceding sentence, and such other capitalized terms in this Agreement, to the extent not otherwise expressly defined herein, shall have the respective meanings ascribed thereto in the Loan Documents.

      C. The Bank and Borrower recognize that the Loan is a relatively complex business transaction, that the Loan Documents are relatively lengthy and technical in nature and may be susceptible to misinterpretation if isolated provisions are the subject of review, and that in the event of any dispute as to the rights and obligations of the parties under the Loan Documents and otherwise with respect to the Loan, a judge, rather than a jury, would be the most efficient and best qualified trier of fact. Accordingly, the Bank and Borrower desire to waive their respective rights to jury trial with respect to any litigation or other legal proceeding based on any Loan Document, or arising out of, under or in connection with any Loan Document or the Loan.


                                  AGREEMENTS:

      NOW, THEREFORE, for and in consideration of the mutual covenants and promises of the parties hereto, and in further consideration of the sum of Ten Dollars ($10) and other good and valuable consideration in hand paid by each party hereto to the other, the receipt and sufficiency of such consideration being hereby mutually acknowledged, the Bank and Borrower hereby agree as follows:

      1. The foregoing recitals are true and correct and are hereby incorporated into this Agreement.

      2. The Bank and Borrower each knowingly, voluntarily, and intentionally waives any right it may have to a trial by jury, with respect to any litigation or legal proceedings based on, or arising out of the Note or other Loan Documents, including any course of conduct, course of dealings, verbal or written statements, or actions or omissions of any party which in any way relates to the Loan. The parties hereto have specifically discussed and negotiated this waiver and understand the legal consequences of signing this Agreement.

      3. This waiver by Borrower is a material inducement for the Bank's renewal of the Loan, and the Bank's waiver is a material inducement for Borrower's acceptance of the Loan and for Borrower's renewing the Note.

      4. At a party's request, the other parties will join in asking the court in which suit is pending to try the case and decide all issues, including issues of fact, without a jury.

      5. Notwithstanding the narrower definition ascribed to the term "Loan" above, the term "Loan" as used in this Agreement will include, without limitation, any future advances, modifications, renewals, extensions, and refinancings of the Loan described in the recitals.

      6. If for any reason the waivers set forth in paragraph 2 are declared or found by a court of competent jurisdiction to be invalid, illegal or unenforceable, and any litigation or other legal proceeding relating to or arising in connection with the Loan is in fact conducted before an impaneled jury, each party hereto agrees that it will not seek to have this Agreement or the existence thereof admitted into evidence with respect to such litigation or other legal proceeding. The parties hereto acknowledge that damages are an inadequate remedy for any breach of the covenant set forth in the preceding sentence, and therefore, such covenant shall be subject to enforcement by injunctive relief without the need to demonstrate the inadequacy of monetary damages.

      7. If any one or more of the provisions contained in this Agreement is declared or found by a court of competent jurisdiction to be invalid, illegal or unenforceable, such provision or portion thereof shall be deemed stricken and severed and the remaining provisions thereof shall continue in full force and effect.

      8. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, legal and personal representatives, successors and assigns.

      9. The validity, meaning and effect of this Agreement shall be determined as provided by the law of the State of Florida applicable to agreements made and to be performed in the State of Florida.

      The parties hereto have executed this Agreement on or as of the date first above written.

BANK                                      BORROWER

REPUBLIC BANK, a Florida                  THE FREIGHT CONNECTION, INC.,
banking corporation                       a Delaware corporation

/s/ WILLIAM S. NYE                        /s/ GEOFF DUNCAN
William S. Nye, as its Vice President     Geoff Duncan, as its President

  (CORPORATE SEAL)                              (CORPORATE SEAL)

              CERTIFICATE OF INCUMBENCY AND CORPORATE RESOLUTION
                                      OF
                         THE FREIGHT CONNECTION, INC.

      I HEREBY CERTIFY that I am the duly elected and qualified Secretary of THE FREIGHT CONNECTION, INC., a Delaware corporation authorized to do business in the State of Florida (the"Corporation") and the keeper of the records and corporate seal of the Corporation.

      I DO HEREBY FURTHER CERTIFY:

      1. That the following is a list and specimen signatures of active officers of the Corporation, all of whom are incumbent and have not resigned or been removed from their duties:

President                                  Geoff Duncan      /s/GEOFF DUNCAN

Secretary                                  Milissa Sibson    /s/ MILISSA SIBSON


      2. Copies of the Articles of Incorporation and the Bylaws (and any and all amendments thereto, if any) are attached hereto and incorporated herein as Exhibit "A" and Exhibit "B", respectively, and are true and correct copies of the documents they represent. The Articles of Incorporation and the Bylaws and any amendments attached hereto are in full force and effect and have not been further modified or amended in any manner.

      3. THE FREIGHT CONNECTION, INC. is in good standing under its current legal name, and has been continuously qualified to do business in the State of Florida since May 25, 1993.

      4. That the following is a true and correct copy of a resolution duly adopted, ratified and confirmed at a meeting of the Board of Directors of the Corporation, held in accordance with the Articles and Bylaws of the Corporation, at the offices of the Corporation at Tampa, Florida, on the 16th day of September, 1998.

      BE IT RESOLVED, that the Board of Directors of the Corporation deems it advisable and hereby approves renewal of a line of credit loan (the "Loan") effective as of September 1, 1998, in the amount not to exceed $2,000,000.00 by the Corporation from REPUBLIC BANK (the "Bank") as evidenced by a Renewal Note (the "Note") and a Third Addendum to Loan Agreement (the "Addendum"), and secured by security interest in accounts receivable, inventory, equipment and other business assets owned by the Corporation.

      BE IT FURTHER RESOLVED, Geoff Duncan, as President of the Corporation, is hereby authorized, empowered and directed, on behalf of the Corporation, to execute any and all documents in connection with the Loan, including but without limitation, the Note and the Addendum, and is further authorized, empowered and directed, on behalf of the Corporation, to execute any and all other documents in connection with the Loan.

      BE IT FURTHER RESOLVED, that the aforesaid officer of the Corporation is hereby authorized, empowered and directed to execute all other documents and to take whatever other action is deemed necessary to carry out the intent of the foregoing.

      BE IT FURTHER RESOLVED, that the foregoing resolutions shall continue in full force and effect, and the signature of the designated person of the Corporation shall be conclusive evidence of his authority to act on behalf of and in the name of the Corporation as provided herein, until express written notice to the contrary is duly served upon and received by the Bank.

      BE IT FURTHER RESOLVED, that the Bank shall be entitled to rely upon these resolutions and all reliance by the Bank upon the actions of the Corporation and the actions of its authorized signatories, shall be justified.

IN WITNESS WHEREOF, I have hereunto affixed my name as Secretary and have caused the corporate seal of the Corporation hereunto affixed, this 16th day of September, 1998.


                                          /s/ MILISSA SIBSON
                                          Milissa Sibson, as Secretary

                                          (CORPORATE SEAL)

ATTACHMENTS:

      EXHIBIT "A" - Articles of Incorporation
      EXHIBIT "B" - By-Laws