Form 10-Q
period 1999-03-31
FREIGHT CONNECTION INC
filed 1999-05-17
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: MARCH 31, 1999

COMMISSION FILE NUMBER: 33-29985-NY


                          THE FREIGHT CONNECTION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   11-2994672
-------------------------------             -------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)



                    12900 DUPONT CIRCLE, TAMPA, FLORIDA 33626
         --------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 12, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999



                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Balance Sheets...............................................................3

Statements of Operation......................................................4

Statements of Stockholders' Equity...........................................5

Statements of Cash Flow......................................................6

Notes to Financial Statements................................................7


ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................8

PART II - OTHER INFORMATION.................................................12

SIGNATURES..................................................................13

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS


ASSETS                                             MARCH 31,     DECEMBER 31,
                                                     1999            1998
                                                 (UNAUDITED)      (AUDITED)
                                                 -----------     ------------
Current assets:
Cash and cash equivalents                         $  771,342      $  515,125
Accounts receivable - trade
 net of allowance for uncollectible accounts
 of $118,149 and $115,474, respectively            4,706,723       4,248,718
Accounts receivable - income taxes                    47,508          50,005
Deferred tax asset                                    22,100          20,456
Prepaid expenses and other receivables                14,062          13,259
                                                  ----------      ----------

Total current assets                               5,561,735       4,847,563
                                                  ----------      ----------
Property and equipment
(net of accumulated depreciation)                    212,169         193,192
                                                  ----------      ----------

Deposits and other assets                             72,184          87,083
                                                  ----------      ----------

                                                  $5,846,088      $5,127,838
                                                  ==========      ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses             $3,505,433      $2,788,222
                                                  ----------      ----------

Total current liabilities                          3,505,433       2,788,222
                                                  ----------      ----------
Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding              4,826           4,826
Additional paid-in capital                           918,982         918,982
Retained earnings                                  1,416,847       1,415,808
                                                  ----------      ----------

      Total stockholders' equity                   2,340,655       2,339,616
                                                  ----------      ----------

                                                  $5,846,088      $5,127,838
                                                  ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION


                                          THREE MONTHS    THREE MONTHS
                                              ENDED           ENDED
                                            MARCH 31,       MARCH 31,
                                              1999            1998
                                           (UNAUDITED)     (UNAUDITED)
                                          -----------      -----------

Freight income                            $ 7,338,326      $ 6,569,126

Freight expense                             6,707,706        5,950,906
                                          -----------      -----------

Gross profit                                  630,620          618,220

Selling, general and
   administrative expenses                    613,385          480,602
Depreciation & amortization                    20,248           18,349
                                          -----------      -----------

Income from operations                         (3,013)         119,269
Other income (expenses):
Interest income                                 5,052           16,316
                                          -----------      -----------

Total other income                              5,052           16,316
                                          -----------      -----------

Income before income taxes                $     2,039      $   135,585

Income tax expense                              1,000           63,000
                                          -----------      -----------

Net income                                $     1,039      $    72,585
                                          ===========      ===========

Net income per common share
       (Basic and Diluted)                $      0.00      $      0.02
                                          ===========      ===========
Weighted average
   shares outstanding                       4,825,630        4,825,630
                                          ===========      ===========

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK             ADDITIONAL
                                   NUMBER OF           PAR         PAID-IN       RETAINED
                                    SHARES            VALUE        CAPITAL       EARNINGS          TOTAL
                                  ----------         ------      -----------     ---------        -------
Balance
December 31, 1998 (audited)       4,825,630          $4,826      $  918,982      $1,415,808      $2,339,616

Net income for three months
ended March 31, 1999                                                                  1,039           1,039
                                  ---------          ------      ----------      ----------      ----------
Balance
March 31, 1999 (unaudited)        4,825,630          $4,826      $  918,982      $1,416,847      $2,340,655
                                  =========          ======      ==========      ==========      ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW

                                                  THREE MONTHS     THREE MONTHS
                                                   ENDED MARCH      ENDED MARCH
                                                     31,1999          31, 1998
                                                   (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
Net income                                      $     1,039       $    72,585

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                      20,248            18,349
  Deferred tax asset                                 (1,644)            8,000
Changes in assets and liabilities:
  Accounts receivable                              (458,005)           33,820
  Accounts receivable - income taxes                  2,497              --
  Prepaid expenses and other receivables               (803)          (24,756)
  Deposits and other assets                          14,899              (423)
  Accounts payable and accrued expenses             717,211            84,401
  Income taxes payable                                   --           (68,000)
                                                -----------       -----------


Total adjustments                                   294,403            51,391
                                                -----------       -----------

Net cash provided by operations                     295,442           123,976
                                                -----------       -----------

Net cash used in investing activities:
  Purchase of equipment                             (39,225)          (13,662)
                                                -----------       -----------

Net increase in cash                                256,217           110,314

Cash and cash equivalents
  beginning of period                               515,125         1,285,929
                                                -----------       -----------

Cash and cash equivalents,
  end of period                                 $   771,342       $ 1,396,243
                                                ===========       ===========
Supplemental disclosure:
  Cash paid for interest                        $         0       $         0
                                                ===========       ===========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999



NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of March 31, 1999, the statements of operation for the three months ended March 31, 1999 and 1998, the statements of stockholders' equity as of March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1998.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.


NOTE 3: COMMITMENTS

On September 1, 1998, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit has a one year term and is renewable upon expiration. The Company did not have any outstanding debt on this line at March 31, 1999.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999


PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended March 31, 1999, and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,056,302 at March 31, 1999, compared to working capital of $2,059,341 at December 31, 1998, and $1,976,165 at March 31, 1998. The Company used working capital in 1998 to open several offices, which are expected to contribute to working capital in 1999. The Company intends to use this working capital to open additional offices as it deems necessary.

The Company's cash position at March 31, 1999, was $771,342 compared to $515,125 at December 31, 1998, and $1,396,243 at March 31, 1998. At December 31, 1998,
the cash balance was impacted by slower collections of customer receivables. Many of the Company's new customers have specific documentation requirements, which must be met in order for them to remit payment. The Company had difficulty collecting this paperwork from its carrier vendors, which slowed the payment process. Procedures have since been established to collect this documentation on a more timely basis. During the quarter ended March 31, 1999, the Company was in the process of instituting these procedures and although there was some improvement and cash increased from December 31, 1998, the results are expected to be seen more clearly in the second quarter of 1999.

The accounts receivable balance at March 31, 1999, was $4,706,723 compared to $4,248,718 at December 31, 1998, an increase of 10.8%. The accounts payable balance was $3,505,433 at March 31, 1999, a rise of 25.7% from $2,788,222 at
December 31, 1998. The Company's business increased significantly during March 1999, which accounted for the rise in the accounts receivable and accounts payable balances. The collection efforts made during the first quarter of 1999, however, minimized the growth in the accounts receivable balance. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division. The vendors for this division typically require payment in 30 days versus the 7-14 days required by the rails.

Stockholders' equity was $2,340,655 at March 31, 1999, compared to $2,339,616 at December 31, 1998. The increase is due to the net income generated by the Company during the first quarter of 1999.

The Company had net cash provided by operations of $295,442 for the three months ended March 31, 1999, compared to net cash provided by operations of $123,976 for the comparable period in 1998. The cash provided from operations for the period ended March 31, 1999, was primarily due to the large increase in the accounts payable balance compared to the accounts receivable balance as explained above. Cash provided by operations for the period ended March 31, 1998, was primarily due to the net income generated by the Company combined with increased customer collections.

The Company continues to purchase fixed assets as it deems necessary. During the quarter ended March 31, 1999, the Company purchased fixed assets in the amount of $39,225 compared to $13,662 in the prior year. The 1999 purchases included an imaging unit to assist the Company in the electronic storage of documents.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition, the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit. In March 1999, the Company obtained an unsecured surety bond in the amount of $500,000 as a requirement of one of its major customers.

On September 1, 1998, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at March 31, 1999.

At March 31, 1999, the Company did not have any capital lease obligations nor did it have any long-term debt.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1999, were $7,338,326 compared to $6,569,126 for the three months ended March 31, 1998, an increase of 11.7%. The growth in revenues is primarily due to the contributions of the additional offices opened during 1998. The Company is also developing its highway brokerage division in order to provide viable alternatives to its customers. Revenues generated by this division rose 67.6% for the three months ended March 31, 1999, compared to the corresponding months in the prior year.

Gross profit for the three months ended March 31, 1999, was $630,620 or 8.6% of revenues, compared to $618,220 or 9.4% of revenues for the comparable period in 1998. The decline in the margin for the quarter ended March 31, 1999, as compared to the prior year is due to the mix of business generated from the new offices. Although the industry is extremely competitive, the Company is working to improve its margins and has managed to increase the profit margin by .5% from the quarter ended December 31, 1998.

Selling, general and administrative "SG&A" expenses for the three months ended March 31, 1999, and 1998, were 8.4% and 7.3% of revenues, respectively. The increased SG&A percentage for the quarter ended March 31, 1999, was primarily due to the new offices not being able to generate the volume necessary to absorb their overhead costs for the first two months of the quarter. The Company merged its two Chicago offices in February 1999 to reduce overhead and during March 1999, each of the remaining new offices was able to cover their overhead costs. Management expects that these offices will continue to cover their costs into the second quarter and that this, in combination with achieving administrative efficiencies, will lower the SG&A as a percent of revenue.

Pretax income was $2,039 for the quarter ended March 31, 1999, compared to pretax income of $135,585 for the quarter ended March 31, 1998. Although the Company's revenues grew compared to the prior year, the reduction in margins and the increase in SG&A resulted in less profit for the period.

Net income was $1,039 or $.00 per share for the three months ended March 31,1999, as compared to $72,585 or $.02 per share for the three months ended March 31, 1998. Earnings per share are based on 4,825,630 weighted average shares outstanding. The Company is working to better manage its SG&A and to continue to increase its revenues and margins.

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

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

         PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         a)There are no exhibits to be filed.

         b)There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE FREIGHT CONNECTION, INC.
                              -----------------------------
                              Registrant


Date:   MAY 12, 1999          /s/ RICHARD E. GAETZ
     -------------------      -----------------------------------------------
                              Richard E. Gaetz, Chief Executive Officer


Date:   MAY 12, 1999         /s/ GEOFF DUNCAN
     -------------------     ------------------------------------------------
                             Geoff Duncan, President


Date:   MAY 12, 1999         /s/ MILISSA SIBSON
     -------------------     ------------------------------------------------
                             Milissa Sibson, Vice President - Finance, Secretary