Form 10-Q
period 1999-06-30
FREIGHT CONNECTION INC
filed 1999-08-16
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: JUNE 30, 1999

COMMISSION FILE NUMBER: 33-29985-NY


                          THE FREIGHT CONNECTION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             11-2994672
-------------------------------                           --------------------
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


 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days. YES X      NO
                                 ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999



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

Statements of Operation........................................................4

Statements of Stockholders' Equity.............................................5

Statements of Cash Flow........................................................6

Notes to Financial Statements..................................................7


ITEM 2     - Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................8

PART II    - OTHER INFORMATION................................................11

SIGNATURES....................................................................12

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS

ASSETS                                                JUNE 30,      DECEMBER 31,
                                                        1999            1998
                                                    (UNAUDITED)       (AUDITED)
                                                    -----------     ------------
Current assets:
Cash and cash equivalents                            $  309,496      $  515,125
Accounts receivable - trade
   net of allowance for uncollectible  accounts
   of $102,276 and $115,474, respectively             4,323,892       4,248,718
Due from affiliate                                      750,000            --
Accounts receivable-income taxes                          3,614          50,005
Deferred tax asset                                       17,600          20,456
Prepaid expenses and other receivables                   27,053          13,259
                                                     ----------      ----------

   Total current assets                               5,431,655       4,847,563
                                                     ----------      ----------


Property and equipment
   (net of accumulated depreciation)                    192,324         193,192
                                                     ----------      ----------

Deposits and other assets                                60,824          87,083
                                                     ----------      ----------

                                                     $5,684,803      $5,127,838
                                                     ==========      ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                $3,271,023      $2,788,222
                                                     ----------      ----------
    Total current liabilities                         3,271,023       2,788,222
                                                     ----------      ----------

Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding                 4,826           4,826
Additional paid-in capital                              918,982         918,982
Retained earnings                                     1,489,972       1,415,808
                                                     ----------      ----------

    Total stockholders' equity                        2,413,780       2,339,616
                                                     ----------      ----------

                                                     $5,684,803      $5,127,838
                                                     ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION


                                  SIX MONTHS       SIX MONTHS      THREE MONTHS      THREE MONTHS
                                    ENDED             ENDED            ENDED            ENDED
                                JUNE 30,1999      JUNE 30,1998     JUNE 30, 1999     JUNE 30,1998
                                 (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                ------------      ------------     -------------    --------------
Freight income                   $15,101,730      $13,634,009      $ 7,763,404      $ 7,064,883

Freight expense                   13,703,544       12,273,565        6,995,838        6,322,659
                                 -----------      -----------      -----------      -----------

Gross profit                       1,398,186        1,360,444          767,566          742,224
Selling, general and
  administrative expenses          1,241,724        1,046,395          628,339          565,793
Depreciation & amortization           41,086           35,361           20,838           17,012
                                 -----------      -----------      -----------      -----------

Income from operations               115,376          278,688          118,389          159,419
Other income (expenses):
Interest  income                      14,788           32,634            9,736           16,318
                                 -----------      -----------      -----------      -----------

Income before income taxes       $   130,164      $   311,322      $   128,125      $   175,737

Income tax expense                    56,000          141,000           55,000           78,000
                                 -----------      -----------      -----------      -----------

Net income                       $    74,164      $   170,322      $    73,125      $    97,737
                                 ===========      ===========      ===========      ===========

Net income per share
  (Basic and diluted)            $      0.02      $      0.04      $      0.02      $      0.02
                                 ===========      ===========      ===========      ===========

Weighted average
  shares outstanding               4,825,630        4,825,630        4,825,630        4,825,630
                                 ===========      ===========      ===========      ===========


                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                        COMMON STOCK            ADDITIONAL
                                   NUMBER OF        PAR           PAID-IN        RETAINED
                                    SHARES         VALUE          CAPITAL        EARNINGS          TOTAL
                                  ---------      ----------     -----------     -----------     -----------
Balance
December 31, 1998 (audited)       4,825,630      $    4,826      $  918,982      $1,415,808      $2,339,616

Net income for six  months
  ended June 30, 1999                                                                74,164          74,164
                                  ---------      ----------      ----------      ----------      ----------
Balance
 June 30, 1999 (unaudited)        4,825,630      $    4,826      $  918,982      $1,489,972      $2,413,780
                                  =========      ==========      ==========      ==========      ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW



                                                 SIX MONTHS         SIX MONTHS
                                                 ENDED JUNE         ENDED JUNE
                                                   30, 1999          30, 1998
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------
Cash flows from operating activities:
Net income                                       $    74,164       $   170,322

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                       41,086            35,361
  Deferred tax asset                                   2,856            15,000
Changes in assets and liabilities:
  Accounts receivable                                (75,174)         (372,953)
  Accounts receivable - income taxes                  46,391              --
  Prepaid expenses and other  receivables            (13,794)          (12,139)
  Deposits and other assets                           26,259           (22,280)
  Accounts payable and accrued expenses              482,801           296,073
  Income taxes payable                                  --             (67,538)
                                                 -----------       -----------
Total adjustments                                    510,425          (128,476)
                                                 -----------       -----------
Net cash provided by operations                      584,589            41,846
                                                 -----------       -----------
Net cash used in investing activities:
  Purchase of equipment                              (40,218)          (27,847)
                                                 -----------       -----------
Net cash used in financing activities:
  Due from affiliate                                (750,000)             --
                                                 -----------       -----------
Net (decrease)increase in cash                      (205,629)           13,999

Cash and cash equivalents
 beginning of period                                 515,125         1,285,929
                                                 -----------       -----------
Cash and cash equivalents,
 end of period                                   $   309,496       $ 1,299,928
                                                 ===========       ===========
Supplemental disclosure:
 cash paid for interest                          $         0       $         0
                                                 ===========       ===========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of June 30, 1999, the statements of operation for the six months and three months ended June 30, 1999, and 1998, the statements of stockholders' equity as of June 30, 1999, and the statements of cash flows for the six months and three months ended June 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

On September 1, 1998, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit has a one year term and is renewable upon expiration. The Company did not have any outstanding debt on this line at June 30, 1999.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999


                         PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the six months and three months ended June 30, 1999, and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,160,632 at June 30, 1999, compared to working capital of $2,059,341 at December 31, 1998 and $2,054,872 at June 30, 1998. The Company intends to use a portion of its working capital to open additional sales offices in various geographic locations as it deems necessary.

The Company's cash position at June 30, 1999, was $309,496, compared to $515,125 at December 31, 1998, and $1,299,928 at June 30, 1998. At December 31, 1998, the
cash balance was impacted by slow collections of customer receivables. Many of the Company's new customers require documentation before they will remit payment and the Company faced difficulty in collecting this paperwork from its carrier vendors. The Company instituted procedures during the first quarter of 1999 to collect this information more efficiently, resulting in improved cash flow. At June 30, 1999, the Company's cash balance exceeded $1,000,000 prior to the Company extending a short-term loan of $750,000 to an affiliate.

The accounts receivable balance at June 30, 1999, was $4,323,892 compared to $4,248,718 at December 31, 1998, an increase of 1.8%. The accounts payable balance was $3,271,023 at June 30, 1999, a rise of 17.3% from $2,788,222 at
December 31, 1998. The growth in the accounts receivable balance was minimized due to the collection efforts of the Company. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division. The Company pays its highway carriers on the 30-day basis required by those vendors, versus the 7-14 days required by the rails.

Stockholders' equity was $2,413,780 at June 30, 1999, compared to $2,339,616 at December 31, 1998. The increase in stockholders' equity was a result of the net income that was generated by the Company during the six-month period.

The Company had net cash provided by operations of $584,589 for the six months ended June 30, 1999, compared to net cash provided by operations of $41,846 for the comparable period in 1998. The net cash provided from operations for the six months ended June 30, 1999, was primarily due to the collection of a significant amount of the Company's receivables combined with the increase in the accounts payable balance. The net cash provided by operations for the six months ended June 30, 1998 was impacted by a use of cash of $82,130 during the second quarter for start-up costs associated with opening new offices.

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

On September 1, 1998, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at June 30, 1999.

At June 30, 1999, the Company did not have any capital lease obligations nor did it have any long-term debt.

RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 1999, were $15,101,730 compared to $13,634,009 for the six months ended June 30, 1998, an increase of 10.8%. For the quarter ended June 30, 1999, revenues were $7,763,404, up 9.9% from the comparable months in 1998. The growth in revenues is primarily due to the contributions of the three offices which the Company opened in San Francisco, Chicago and Minneapolis during 1998. In June 1999, a portion of business from one of the Company's major customers was lost in a tender process and this will have a negative impact on revenues until it is replaced. The Company will continue its marketing efforts to secure new clients to replace this business. The Company is also continuing to develop its highway brokerage division. For the six months ended June 30,1999, the division represented 27.9% of revenues compared to 17.5% in the prior year period.

Gross profit for the six months ended June 30, 1999, was $1,398,186, or 9.3% of revenues, compared to $1,360,444 or 10.0% of revenues for the comparable period in 1998. Gross profit for the quarter ended June 30, 1999, was $767,566, or 9.9% of revenues, compared to $742,224 or 10.5% of revenues for the quarter ended June 30, 1998. The gross profit margin for the 1999 period declined from the prior year, due to the mix of business generated from the new offices. The Company is continuing in its efforts to increase margins through improved pricing and better managed expenses and as a result, the margin for the quarter ended June 30, 1999 was 1.3% higher than the quarter ended March 31, 1999.

Selling, general and administrative "SG&A" expenses for the six months ended June 30, 1999 and 1998, were 8.2% and 7.7% of revenues, respectively. For the three months ended June 30, 1999 and 1998, the SG&A expenses were 8.1% and 8.0% of revenues, respectively. The SG&A began to increase during the second quarter of 1998, due to the addition of the new offices, and the Company has been working to achieve administrative efficiencies between the offices since that time. Additionally, the new offices were not able to generate sufficient volume to cover their overhead costs until the end of the first quarter of 1999. The offices are now covering their overhead and, as a result, the SG&A as a percentage of revenue dropped by .3% from the first quarter of 1999. Management will continue to monitor expenses to further reduce the SG&A percentage.

Pretax income was $130,164 for the six months ended June 30, 1999, compared to $311,322 for the prior year period. For the quarters ended June 30, 1999 and 1998, the pretax income was $128,125 and $175,737, respectively. Despite increased revenues, the reduced profit margins and the higher SG&A expenses resulted in less income for the period as compared to the prior year. The Company, however, managed to increase its pretax income by $126,086 compared to the first quarter of 1999.

Net income was $74,164, or $.02 per share for the six months ended June 30, 1999, as compared to $170,322 or $.04 per share for the six months ended June 30, 1998. Net income for the quarter ended June 30, 1999, was $73,125 or $.02 per share, compared to $97,737 or $.02 per share for the comparable 1998 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

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

As of the date of this Report, the area of IT has been tested to ensure Year 2000 compliance and the Company is implementing corrective actions for systems that were determined to be non-compliant. This process is substantially complete and IT is expected to be fully compliant and tested by September 30, 1999. Where appropriate, the Company is developing a contingency plan to be in effect by September 30, 1999. The Company is currently working with suppliers of products and services to determine and monitor their level of compliance and compliance testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is expected to be complete by September 30, 1999.

The Company is using internal resources in order to meet the targeted completion dates. The costs to ensure that the Company is Year 2000 compliant are expected to fall within budget and are not expected to have a material impact on the Company.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         a) Exhibit 27 Financial Data Schedule (for SEC use only).

         b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE FREIGHT CONNECTION, INC.
                                       Registrant


Date: August 13, 1999                  /s/ RICHARD E. GAETZ
     -------------------               ----------------------------------
                                       Richard E. Gaetz, Chief Executive Officer

Date: August 13, 1999                  /s/ GEOFF DUNCAN
     --------------------              ----------------------------------
                                       Geoff Duncan,  President

Date: August 13, 1999                  /s/ MILISSA SIBSON
     --------------------              ---------------------------------
                                       Milissa Sibson, Vice President-Finance,
                                       Secretary

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

     27                   Financial Data Schedule (for SEC use only).