Form 10-Q
period 1999-09-30
FREIGHT CONNECTION INC
filed 1999-11-15
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 1999

COMMISSION FILE NUMBER: 33-29985-NY

                          THE FREIGHT CONNECTION, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            11-2994672
--------------------------------                  ------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

                    12900 DUPONT CIRCLE, TAMPA, FLORIDA 33626
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (813) 854-1500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


             --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Balance Sheets................................................................ 3

Statements of Operation....................................................... 4

Statements of Stockholders' Equity............................................ 5

Statements of Cash Flow....................................................... 6

Notes to Financial Statements................................................. 7


ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 8

PART II - OTHER INFORMATION...................................................11

SIGNATURES....................................................................12

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS

ASSETS                                              SEPTEMBER 30,   DECEMBER 31,
                                                        1999            1998
                                                     (UNAUDITED)      (AUDITED)
                                                    -------------   ------------
Current assets:
Cash and cash equivalents                            $   86,015      $  515,125
Accounts receivable - trade
   net of allowance for uncollectible  accounts
   of $86,167 and $115,474, respectively              4,582,963       4,248,718
Due from affiliate                                      601,167            --
Accounts receivable-income taxes                              0          50,005
Deferred tax asset                                       14,400          20,456
Prepaid expenses and other receivables                   55,120          13,259
                                                     ----------      ----------

   Total current assets                               5,339,665       4,847,563
                                                     ----------      ----------

Property and equipment
   (net of accumulated depreciation)                    175,420         193,192
                                                     ----------      ----------

Deposits and other assets                                54,868          87,083
                                                     ----------      ----------

                                                     $5,569,953      $5,127,838
                                                     ==========      ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                $3,118,493      $2,788,222
Income taxes payable                                      8,186            --
                                                     ----------      ----------
    Total current liabilities                         3,126,679       2,788,222
                                                     ----------      ----------

Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding                 4,826           4,826
Additional paid-in capital                              918,982         918,982
Retained earnings                                     1,519,466       1,415,808
                                                     ----------      ----------

    Total stockholders' equity                        2,443,274       2,339,616
                                                     ----------      ----------

                                                     $5,569,953      $5,127,838
                                                     ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION

                                 NINE MONTHS     NINE MONTHS      THREE MONTHS    THREE MONTHS
                                    ENDED           ENDED            ENDED            ENDED
                                  SEPTEMBER       SEPTEMBER        SEPTEMBER        SEPTEMBER
                                  30, 1999        30, 1998         30, 1999          30,1998
                                 (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                 -----------     -----------      -----------      -----------
Freight income                   $21,564,649      $20,661,584      $6,462,919      $ 7,027,575

Freight expense                   19,506,750       18,650,104       5,803,206        6,376,539
                                 -----------      -----------      ----------      -----------

Gross profit                       2,057,899        2,011,480         659,713          651,036
Selling, general and
   administrative expenses         1,846,592        1,698,536         604,868          652,141
Depreciation & amortization           61,924           55,056          20,838           19,695
                                 -----------      -----------      ----------      -----------

Income from operations               149,383          257,888          34,007          (20,800)

Other income (expenses):
Interest  income                      29,275           46,981          14,487           14,347
                                 -----------      -----------      ----------      -----------

Income before income taxes       $   178,658      $   304,869      $   48,494      $    (6,453)

Income tax expense                    75,000          148,000          19,000            7,000
                                 -----------      -----------      ----------      -----------

Net income                       $   103,658      $   156,869      $   29,494      $   (13,453)
                                 ===========      ===========      ==========      ===========
Net income per share
   (Basic and diluted)           $      0.02      $      0.03      $     0.00      $     (0.00)
                                 ===========      ===========      ==========      ===========
Weighted average
   shares outstanding              4,825,630        4,825,630       4,825,630        4,825,630
                                 ===========      ===========      ==========      ===========

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                COMMON STOCK   ADDITIONAL
                                 NUMBER OF         PAR       PAID-IN     RETAINED
                                  SHARES          VALUE      CAPITAL     EARNINGS      TOTAL
                                ------------  -----------  ----------   ----------   ----------
Balance
December 31, 1998 (audited)       4,825,630      $4,826     $918,982   $1,415,808   $2,339,616

Net income for nine months
     ended September 30, 1999                                             103,658      103,658
                                 ----------      ------     --------   ----------   ----------
Balance
September 30, 1999 (unaudited)    4,825,630      $4,826     $918,982   $1,519,466   $2,443,274
                                 ==========      ======     ========   ==========   ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW


                                                   NINE MONTHS        NINE MONTHS
                                                 ENDED SEPTEMBER    ENDED SEPTEMBER
                                                     30,1999            30, 1998
                                                   (UNAUDITED)         (UNAUDITED)
                                                 ---------------    ---------------

Cash flows from operating activities:
Net income                                          $ 103,658         $   156,869

Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                     61,924              55,056
     Deferred tax asset                                 6,056              25,000
Changes in assets and liabilities:
     Accounts receivable                             (334,245)           (540,096)
     Accounts receivable - income taxes                50,005                --
     Prepaid expenses and other  receivables          (41,861)            (26,171)
     Deposits and other assets                         32,215             (30,470)
     Accounts payable and accrued expenses            330,271             233,633
     Income taxes payable                               8,186             (68,051)
                                                    ---------         -----------
Total adjustments                                     112,551            (351,099)
                                                    ---------         -----------
Net cash provided by operations                       216,209            (194,230)
                                                    ---------         -----------
Net cash used in investing activities:
   Purchase of equipment                              (44,152)            (60,321)
                                                    ---------         -----------
Net cash used in financing activities:
    Due from affiliate                               (601,167)                 --
                                                    ---------         -----------
Net (decrease)increase in cash                       (429,110)           (254,551)

Cash and cash equivalents
   beginning of period                                515,125           1,285,929
                                                    ---------         -----------
Cash and cash equivalents,
   end of period                                    $  86,015         $ 1,031,378
                                                    =========         ===========
Supplemental disclosure:
   cash paid for interest                           $       0         $         0
                                                    =========         ===========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of September 30, 1999, the statements of operation for the nine months and three months ended September 30, 1999, and 1998, the statements of stockholders' equity as of September 30, 1999, and the statements of cash flows for the nine months and three months ended September 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

On September 1, 1999, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit will expire on May 31, 2000 and is renewable upon expiration. The Company did not have any outstanding debt on this line at September 30, 1999.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999


                         PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the nine months and three months ended September 30, 1999, and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,212,986 at September 30, 1999, compared to working capital of $2,059,341 at December 31, 1998 and $2,020,450 at September 30, 1998. The Company intends to use a portion of its working capital to open additional sales offices in various geographic locations as it deems necessary.

The Company's cash position at September 30, 1999, was $86,015, compared to $515,125 at December 31, 1998, and $1,031,378 at September 30, 1998. The cash balance at September 30, 1999 was impacted by (i) the Company's extension of a $600,000 short-term loan to an affiliate and (ii) a change in the payment cycle of one of the Company's major customers which resulted in a $583,000 payment being received October 1, 1999 instead of September 30, 1999. At December 31, 1998, the cash balance was impacted by slow collections of customer receivables. Many of the Company's new customers require documentation before they will remit payment and the Company faced difficulty in collecting this paperwork from its carrier vendors. Although this continues to be a challenge, the Company has a system in place to obtain this documentation more efficiently, resulting in timelier payments by customers.

The accounts receivable balance at September 30, 1999, was $4,582,963 compared to $4,248,718 at December 31, 1998, an increase of 7.9%. The accounts payable balance was $3,118,493 at September 30, 1999, a rise of 11.8% from $2,788,222 at December 31, 1998. The growth in the accounts receivable balance was minimized due to the collection efforts of the Company. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division. The Company pays its highway carriers on the 30-day basis required by those vendors, versus the 7-14 days required by the rails.

Stockholders' equity was $2,443,274 at September 30, 1999, compared to $2,339,616 at December 31, 1998. The increase in stockholders' equity was a result of the net income that was generated by the Company during the nine-month period.

The Company had net cash provided by operations of $216,209 for the nine months ended September 30, 1999, compared to net cash used in operations of $194,230 for the comparable period in 1998. The net cash provided from operations for the nine months ended September 30, 1999, was primarily due to the collection of a significant amount of the Company's receivables combined with the increase in the accounts payable balance. The net cash used in operations for the nine months ended September 30, 1998 was primarily due to the start-up costs associated with the opening of four new offices during the year. The greater rise in the accounts receivable balance as compared to the rise in the accounts payable balance also contributed to the use of cash.

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

On September 1, 1999, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at September 30, 1999.

At September 30, 1999, the Company did not have any capital lease obligations nor did it have any long-term debt.

RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1999, were $21,564,649 compared to $20,661,584 for the nine months ended September 30, 1998, an increase of 4.4%. For the quarter ended September 30, 1999, revenues were $6,462,919, down 8.0% from the comparable months in 1998. In June 1999, a portion of business from one of the Company's major customers was lost in a tender process resulting in the decline in revenues for the third quarter of 1999 as compared to 1998. Although the Company secured new clients and increased business from existing customers, the growth was not sufficient to mitigate the reduction in volume from this major customer. The Company is continuing to market its services in an effort to find additional replacement business.

Gross profit for the nine months ended September 30, 1999, was $2,057,899, or 9.5% of revenues, compared to $2,011,480 or 9.7% of revenues for the comparable period in 1998. Gross profit for the quarter ended September 30, 1999, was $659,713, or 10.2% of revenues, compared to $651,036 or 9.3% of revenues for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, the gross profit margin declined from the prior year, due to the mix of business generated from the new offices. The Company, however, is continuing in its efforts to increase margins through better pricing and tightly managed expenses and as a result, the Company's margins for the quarter ended September 30, 1999 improved as compared to the prior year.

Selling, general and administrative "SG&A" expenses for the nine months ended September 30, 1999 and 1998, were $1,846,592, or 8.6% of revenues and $1,698,536, or 8.2% of revenues, respectively. For the three months ended September 30, 1999 and 1998, the SG&A expenses were $604,868, or 9.4% of revenues and $652,141, or 9.3% of revenues, respectively. Although a substantial portion of business from a major customer was lost, as mentioned above, there were only minimal cost savings associated with the revenue reduction, resulting in the increased SG&A as a percentage of revenues for the quarter ended September 30, 1999. The SG&A for the 1998 third quarter was impacted by the start-up costs associated with opening the new offices during the year.

Pretax income was $178,658 for the nine months ended September 30, 1999, compared to $304,869 for the prior year period. For the quarters ended September 30, 1999 and 1998, the pretax income was $48,494 and $(6,453) respectively. Despite increased revenues for the nine-month period ended September 30, 1999, the reduced profit margins and the higher SG&A expenses resulted in less income for the period as compared to the prior year. For the quarter ended September 30, 1999, the Company had reduced revenues, however, it improved its profit margins and SG&A resulting in pretax income versus a loss for the comparable period in 1998.

Net income was $103,658, or $.02 per share for the nine months ended September 30, 1999, as compared to $156,869 or $.03 per share for the nine months ended September 30, 1998. Net income for the quarter ended September 30, 1999, was $29,494 or $.00 per share, compared to $(13,453) or $(.00) per share for the comparable 1998 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

The Company will continue to market its services and promote its ISO 9002 registration. In addition, it will strive to open sales offices and obtain sales representation in the major geographic areas of North America.

OUTLOOK

During the fourth quarter of 1999, two of the Company's locations will cease operations; San Francisco and Minneapolis. It is anticipated that the majority of the business from the Minneapolis office will be retained and will be handled by the Atlanta terminal. It is also anticipated that the Company will retain a portion of business from the San Francisco office and will handle it through the Los Angeles location. The Company will adjust its SG&A expenses appropriately in the fourth quarter.

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

As of the date of this Report, the area of IT has been tested to ensure Year 2000 compliance and the Company is implementing corrective actions for systems that were determined to be non-compliant. This process is substantially complete, including developing contingency plans where appropriate. The Company has worked with suppliers of products and services to determine and monitor their level of compliance and compliance testing. Year 2000 readiness of significant customers was also assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies was substantially complete September 30, 1999.

The Company is using internal resources in order to meet the targeted completion dates. The costs to ensure that the Company is Year 2000 compliant are expected to fall within budget and are not expected to have a material impact on the Company.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         None

Item 2 - CHANGES IN SECURITIES
         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5 - OTHER INFORMATION
         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) 27 Financial Data Schedule (for SEC use only).

         b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE FREIGHT CONNECTION, INC.
                                       Registrant

Date:  November 11, 1999               /s/ RICHARD E. GAETZ
                                       ----------------------------------
                                       Richard E. Gaetz, Chief Executive Officer

Date:  November 11, 1999               /s/ GEOFF DUNCAN
                                       ----------------------------------
                                       Geoff Duncan,  President

Date:  November 11, 1999               /s/ MILISSA SIBSON
                                       -----------------------------------
                                       Milissa Sibson, Vice President-Finance,
                                       Secretary

                                 EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION

27                  Financial Data Schedule