Form 10-K405
period 1999-12-31
FREIGHT CONNECTION INC
filed 2000-03-30
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to _____________________

Commission file Number 33-29985-NY
                       -----------

                          THE FREIGHT CONNECTION, INC.
                    ---------------------------------------
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

              9870 Highway 92, Suite 110, Woodstock, Georgia 30188
          ------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:          (770) 517-7744
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $482,163

As of March 22, 2000, the number of shares of Common Stock outstanding was 4,825,630

                          THE FREIGHT CONNECTION, INC.
                               REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................9
Item 3.  Legal Proceedings....................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters..............................................................10
Item 6.  Selected Financial Data..............................................12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 13
Item 8.  Financial Statements and Supplementary Data..........................16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a) of the Exchange Act....................................16
Item 11. Executive Compensation...............................................17
Item 12. Security Ownership of Certain Beneficial Owners and Management.......19
Item 13. Certain Relationships and Related Transactions.......................20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.............................................................21
Signatures....................................................................23

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

         On July 14, 1993, Vitran Corporation Inc. ("Vitran"), a corporation organized under the laws of the Province of Ontario and having a principal place of business at 70 University Avenue, Suite 350, Toronto, Canada, M5J 2M4, acquired 3,218,030 shares of the Company's Common Stock. During 1997, Vitran purchased an additional 700,000 shares of the Company's common stock, changing its ownership to 3,918,030 shares, or 81.19% of the Company's outstanding common stock. Vitran is a North American multi-divisional operating company providing services to the freight and environmental industries with over 3,000 employees and associates at over one hundred service centers and offices in Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, dedicated contract carriage, warehousing and inventory management. Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran's receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, depending on the type of service required by the shipper of such freight. Each shipper has unique requirements for the movement of its freight, including time, shipment size and volume, and the shipper's inventory carrying costs. Vitran's common stock is traded on the Toronto Stock Exchange under the symbol VTN.A and on NASDAQ under the symbol VTNA. See Item 13 of this Report.

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

         During the latter part of 1997, continuing into 1998, there were several service issues surrounding the railroads, which made highway brokerage an increasingly viable alternative in order to ensure on-time delivery to customers. During 1999, these service issues were somewhat resolved. One of the barriers in 1999 was the consolidation of CONRAIL shipments and assets into the CSX and Norfolk Southern railroads. This merger, along with other considerations within the industry, provided an opportunity for the Company to continue its expansion of its highway brokerage division. In 1999, this division represented 29.1% of the Company's revenues, compared to 18.3%, and 9.8% of the Company's revenues in 1998 and 1997, respectively.

         According to statistics reported by the Intermodal Association of North America, ("IANA"), IMC rail intermodal traffic for the year ended December 31, 1999, rose by 6.3% over 1998. For the same period, the highway brokerage volume grew by 9.4%. Revenue per unit for intermodal traffic was relatively flat during 1999, while the highway brokerage revenue per unit was up 15% compared to 1998 data (1).

         Historically, establishing an IMC was easy because of the low capital cost required to enter the carrier business. However, in the last few years the railroads have restricted the number of IMCs with which they will enter into wholesale contracts. They increasingly deal only with those that can deliver certain volumes, and have in most cases required the posting of financial guarantees before they will extend credit. In addition, market conditions require that an IMC be able to demonstrate to carriers and shippers its ability to interface with customers and carriers electronically. These requirements limit the ability of start-up IMCs to enter the market and may force small IMCs out of the market if they are unable to continue to meet these requirements. The Company believes that this trend will be advantageous to the Company. The Company believes that its financial resources, staff, and computer hardware and software are sufficient to offer substantially the same or better services than any of its competitors, and that the Company is able to compete effectively with any other company engaged in its business.
-------------------
(1) IANA IMC Market Activity Report, Intermodal Association of North America, March 2000.

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

                  BNSF                      Illinois Central
                  Norfolk Southern          Union Pacific/Southern Pacific
                  CSX Transportation        Canadian National
                  Canadian Pacific          Wisconsin Central
                  Kansas City Southern

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


The Company's Customers

         The Company continued in its efforts to diversify and increase its customer base in 1999. This was accomplished primarily through the soliciting of new business by each of the offices (see "Sales and Marketing," below). The Company performs credit checks on all potential customers to ensure that they are credit worthy and are able to meet the payment terms established by the Company.

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

         During the year ended December 31, 1999, the Company had sales to various divisions of one major customer, an automobile manufacturer, which amounted to 33% of total sales, down from 43% in the prior year. The Company conducts its business with this customer on a multi-divisional basis and the percentage provided in the preceding sentence is for the aggregate of all divisions of this customer. The Company has separate agreements with each division and the percentage of business represented by each division is substantially less than the corporate aggregate. During June 1999, this customer placed its business out for bid in a tender process. The result was that the Company lost a substantial portion of the business, which had a negative impact on revenues. Due to the fact that the customer evaluates each division separately, however, the Company was able to retain agreements with certain divisions. The maximum percentage of sales by any one division is approximately 5% of the Company's total sales.

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

         The Company has sales offices in Atlanta, Georgia, Los Angeles, California and Chicago, Illinois. In addition, the Company utilizes a combination of outside commissioned sales agents and internal marketing staff to support its sales efforts. The Company's commissioned agents are located in major geographic locations across North America. A unit of Vitran based in Concord, Ontario, Canada represents the Company as its Canadian agent. Each outside sales person receives a commission based on a percentage of the gross profit generated on each movement. The Company is striving to develop commission sales agreements in all major markets within North America.

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

Liability Issues

         Brokers such as the Company do not generally assume liability for loss or damage to freight. Since the Company operates as a transportation broker (that is, a company that finds a carrier to haul a shipper's freight) of property and a shipper's agent, it does not take possession of the freight and is therefore not liable for the carrier's failure to perform or the carrier's negligent performance. The Company has a liability disclaimer as a part of each freight agreement signed with its customers. This liability disclaimer sets forth the Company's legal responsibilities and states that since the Company is acting as a transportation intermediary and not as a carrier, it will not be liable for loss or damage resulting from the transportation of freight.

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

Employees

         At December 31, 1999, the Company had 30 full-time employees engaged in performing executive, administrative, marketing and clerical duties. These employees were located in each of the offices, with the majority of the administrative duties being performed from the Tampa, Florida headquarters. As of the date of this Report, the Company has 26 full-time employees. With the relocation of the headquarters from Tampa, Florida, to Atlanta, Georgia, in March 2000, the Company was able to consolidate some of the job functions, thereby achieving greater efficiency of its staff. Management intends to add employees throughout the coming year, as it deems necessary, in order to provide continuous quality service.

Executive Officers of the Registrant

         As of the date hereof, there are two executive officers of the Company. Richard E. Gaetz serves as the Chief Executive Officer of the Company and has served in that capacity since October 11, 1996. Geoff Duncan serves as the President of the Company. He has served in that capacity since April 1, 1998, replacing Richard Gaetz in that position. Prior to that date, Mr. Duncan served as the Executive Vice President of the Company. For information as to Mr. Gaetz and Mr. Duncan's prior business experience, see Item 10 of this Report.


Environmental Matters

         The Company does not believe that compliance with federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment, will have any material adverse impact upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.  PROPERTIES

         The Company's corporate headquarters were relocated from Tampa, Florida to Atlanta, Georgia in March 2000. Prior to this date, the Company leased approximately 5,000 square feet in Tampa, Florida in a lease, which expired February 29, 2000. The annual rent for this space was $44,442 for the year ended December 31, 1999.

         The Company rented an office in Atlanta, Georgia under a lease expiring June 30, 2001. Rent expense incurred under this lease was $25,332 for the year ended December 31, 1999. In order to accommodate the relocation of the Company's headquarters to Atlanta, Georgia in March 2000, additional space would be needed. In December 1999, management of the Company entered into a lease commitment with the landlords to replace the existing lease with a new agreement for increased square footage. The new lease expires January 31, 2005.

         The Company rented an executive suite for its Los Angeles, California office until the expiration of the lease on November 30, 1999. At that time, the Company determined that an executive suite no longer met its needs, so it entered into a lease in an office building with additional space. This lease expires November 30, 2004. Rent expense for the Los Angeles location for the year ended December 31, 1999, was $33,690.

         The Company also leased space in San Francisco, California, Chicago, Illinois and Minneapolis, Minnesota during 1999. Rent expense incurred for these three leases for the year ended December 31, 1999, was $11,060, $2,750 and $9,600, respectively. The expiration dates of these leases were January 31, 2000, May 31, 1999 and February 29, 2000, respectively. The Company made the decision to close each of these offices and therefore did not renew any of the leases upon expiration.


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

         The National Quotation Bureau, Inc., has advised the Company that the following bid quotations have been reported:

                                                  Bid Prices
                                                  ----------
         Period                             High               Low
         ------                             ----               ---

         January 1 - March 31, 1998          .69               .56
         April 1 - June 30, 1998             .75               .69
         July 1 - September 30, 1998         .75               .63
         October 1 - December 31, 1998       .63               .38
         January 1 - March 31, 1999          .41               .38
         April 1 - June 30, 1999             .56               .31
         July 1 - September 30, 1999         .53               .53
         October 1 - December 31, 1999       .53               .34

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

         As of March 22, 2000, there were 29 holders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.

Item 6.  SELECTED FINANCIAL DATA


         The following data illustrates the results of operations for the five years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively. The data has been derived from and should be read in conjunction with, the Company's Financial Statements and related notes included elsewhere in this Report. All data has been derived from the Company's audited financial statements.

                         Year Ended   Year Ended  Year Ended  Year Ended   Year Ended
                          December     December    December    December     December
(000's omitted)           31, 1995     31, 1996    31, 1997    31, 1998     31, 1999
--------------------------------------------------------------------------------------
Freight income            $20,014      $22,173     $26,333      $28,094      $26,873
Freight expense            18,044       20,184      23,947       25,480       24,443
                          -------      -------     -------      -------      -------
Gross profit                1,970        1,989       2,386        2,614        2,430
Selling, general and
administrative expenses     1,142        1,486       1,673        2,299        2,348
Depreciation and
  Amortization                 99           62          69           73           82
                          -------      -------     -------      -------      -------
Income (loss) from            729          441         644          242            0
  Operations              -------      -------     -------      -------      -------

Other income (expenses)         4           10          21           60           43
                          -------      -------     -------      -------      -------
Income (loss) before          733          451         665          302           43
taxes                     -------      -------     -------      -------      -------

Income tax expense            285          180         200          125           22
                          -------      -------     -------      -------      -------
Net income (loss)         $   448      $   271     $   465      $   177      $    21
                          =======      =======     =======      =======      =======
Net income (loss)         $   .09      $   .06     $   .10      $   .04      $   .00
                          =======      =======     =======      =======      =======
per share
Financial Position
------------------

Working capital           $ 1,233      $ 1,405     $ 1,899      $ 2,059      $ 2,127

Total assets              $ 3,295      $ 3,759     $ 4,657      $ 5,128      $ 4,580

Stockholders' Equity      $ 1,444      $ 1,698     $ 2,163      $ 2,340      $ 2,361

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information which follows includes results for the years ended December 31, 1997, 1998 and 1999, respectively.

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

Liquidity and Capital Resources

         The Company has increased its working capital from $2,059,341 at December 31, 1998, to $2,126,665 at December 31, 1999, an increase of 3.3%. The Company will use working capital to open additional sales offices as it deems necessary.

         The cash position of the Company at December 31, 1999, was $746,353 compared to $515,125 at December 31, 1998. Many of the Company's customers require supporting documentation before they will remit payment for an invoice. At December 31, 1998, the Company was experiencing difficulty with collecting this paperwork from its carrier vendors. Throughout 1999, the Company has refined the procedure and this has enabled the Company to provide an invoice to the customer in a timelier manner, resulting in improved cash flow.

         The accounts receivable balance at December 31, 1999, was $3,490,511, a decrease of $758,207, or 17.8% from December 31, 1998. The accounts payable balance at December 31, 1999, was $2,219,125, a decrease of $569,097 or 20.4%, from the prior year. The decrease in both the accounts receivable balance and the accounts payable balance for December 31, 1999, as compared to the prior year, is primarily due to the reduction in business that the Company experienced during the fourth quarter of 1999, as compared to the 1998 fourth quarter.

         The Company had a net increase in cash from operations of $296,651 and $1,163,423 for the years ended December 31, 1999 and 1997, respectively. For the year ended December 31, 1998, the Company had a net decrease in cash from operations of $710,376. The net increase in cash from operations for the year ended December 31, 1999, was primarily due to the reduction in the accounts receivable balance offset by the reduction in the accounts payable balance. The net reduction in cash from operations for the year ended December 31, 1998, was primarily due to the significant increase in the accounts receivable balance from the prior year, as well as the start-up costs associated with the opening of sales offices. The net increase in cash from operations for the year ended December 31, 1997, was primarily due to the net income of $464,671 for the year, combined with the decrease in the accounts receivable balance and the increase in the accounts payable balance.

         The Company continues to purchase fixed assets as it deems necessary. For the years ended December 31, 1999, 1998, and 1997, the Company purchased fixed assets in the amounts of $65,423, $60,428 and $51,405, respectively, the majority of which was computer software and equipment.

         Stockholders' equity was $2,360,910 at December 31, 1999, compared to $2,339,616 at December 31, 1998. Earnings per share for the year ended December 31, 1999, were $.00, compared to $.04 and $.10, for the years ended December 31, 1998 and 1997, respectively.

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

         On September 1, 1999, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida, in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at December 31, 1999.

         At December 31, 1999 and 1998, the Company did not have any capital lease obligations, nor did it have any long-term debt.

Results of Operations

         Revenues for the year ended December 31, 1999, were $26,872,967, compared to $28,094,511 and $26,333,344 for the years ended December 31, 1998 and 1997, respectively. In June 1999, the Company lost a substantial portion of business from one of its major customers in a tender process. As a result, revenues generated by this customer decreased by $3,504,553 for the year ended December 31, 1999, as compared to the prior year. Although the Company obtained new clients during 1999 and increased the volume from its existing customers, it was not sufficient to replace the business that was lost. This is the primary reason for the 4.3% reduction in revenues for the year ended December 31, 1999, as compared to 1998. The Company also closed the Minneapolis, Minnesota and San Francisco, California offices during November 1999, which impacted revenues. The Company retained the majority of the business from the Minneapolis office; however, most of the business generated by the San Francisco office was lost to competition. The Company is targeting new customers through its marketing efforts to replace the lost revenues. The Company is also continuing to expand its highway brokerage division, and revenues from this division represented 29.1% of revenues for 1999, compared to 18.3% in the prior year. Revenues for the years ended December 31, 1998 and 1997, included accounts receivable credit balances in excess of 12 months less certain allowances resulting in a net increase to revenues ("additional income") of $124,349, and $113,356, respectively. For the year ended December 31, 1999, there was no increase to revenues resulting from additional income.

         The gross profit margin was 9.0%, 8.9%, and 8.7%, (before additional income), for the years ended December 31, 1999, 1998, and 1997, respectively. The industry is extremely competitive; however, through better pricing and tightly managed expenses, the Company continues to improve its margin. Through the expansion of the Company's highway brokerage division, the gross profit margin should improve further, as these moves generally offer higher profit margins.

         The Company's selling, general and administrative expenses ("SG&A") were $2,347,904, or 8.7% of revenues for the year ended December 31, 1999, compared to $2,299,108, or 8.2% of revenues for the year ended December 31, 1998, and $1,672,807, or 6.4% of revenues for the year ended December 31, 1997. The Company's SG&A as a percentage of revenue for the year ended December 31, 1999, increased due to the decrease in revenues that the Company experienced during 1999, as compared to 1998. Although the revenue reduction from one of the Company's major customers was substantial, the corresponding reduction in overhead was slight. The SG&A as a percentage of revenue for the year ended December 31, 1998, rose significantly over 1997 due to the start-up costs incurred in opening the new sales offices, and the lack of sufficient volume to cover these costs. In February 1999, the Company merged its two Chicago offices, which resulted in administrative efficiencies. Additionally, the closing of the two offices in November 1999, will allow the Company to maximize the productivity of its other offices, as the remaining customers from these two locations will be serviced by the Company's other offices without adding resources. The relocation of the headquarters from Tampa, Florida to Atlanta, Georgia, will enable the Company to achieve further administrative efficiencies, which management anticipates will lower the SG&A as a percentage of revenue in the coming year.

         The pre-tax income of the Company was $43,294, or 0.2% of revenues for the year ended December 31, 1999, compared to $301,669, or 1.1% of revenues, and $664,415, or 2.5% of revenues, for the years ended December 31, 1998 and 1997, respectively. The pre-tax income for the Company for the year ended December 31, 1999, decreased compared to the prior year, due to the 4.3% reduction in revenues from the prior year, without a corresponding reduction in the SG&A expense.

         Income tax expense for the years ended December 31, 1999, 1998, and 1997, was $22,000, $125,000, and $199,744, respectively. The tax expense for the year ended December 31, 1997, was reduced by the Company's booking of a deferred tax asset in the amount of $58,256.

         Net income for the years ended December 31, 1999, 1998, and 1997, was $21,294, $176,669, and $464,671, respectively. Although the Company improved its gross profit margin, the revenue shortfall and the increased SG&A affected the profitability of the Company. The Company will concentrate on generating new business and using existing resources to service this business.

         The Company will continue to market its services and promote its ISO 9002 registration. In addition, it will strive to open sales offices and obtain sales representation in the major geographic areas of North America.

Outlook

         The cost of fuel during the first quarter of 2000 has resulted in sluggish results from the highway brokerage division. The Company has had to impose a fuel surcharge on its customers to recoup the increased costs incurred by the Company. Additionally, the rail providers are beginning to impose fuel surcharges. As of the date of this Report, there has been no relief from these price increases and no determination can be made as to when fuel prices will lower.

The Company is diligently working with its customers to provide the most cost-effective means of transporting their goods, while still meeting their time requirements. The Company will continue to evaluate the situation and will take whatever actions it deems necessary. The Company will also strive to increase its customer base and now, with its headquarters in Atlanta, Georgia, will be able to handle new business in the most efficient manner possible.

Year 2000

         The Company's transition into the Year 2000 was seamless to the customer. The Company had systems in place that were Year 2000 compliant enabling the Company to provide the same quality service to its customers in the Year 2000 as it did in 1999. The Company's carrier vendors were also able to meet expectations.



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See accompanying Table of Contents to Financial Statements on F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or Disagreements with Accountants on Accounting and Financial Disclosure to be reported for the year ended December 31, 1999.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT.

         The Directors and Executive Officers of the Company are as follows:

Name                      Age               Position
----                      ---               --------

Richard E. Gaetz           42               Officer, Director

Geoff Duncan               51               Officer

Albert Gnat                61               Director

Richard D. McGraw          56               Director

Kevin A. Glass             42               Director

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

         Geoff Duncan was appointed President on April 1, 1998. From November 1996 through this date, he was Executive Vice President of the Company. From May 1996 through November 1996, he was Vice President of Sales and Marketing. Prior to joining the Company, he was Vice-President of Sales and Marketing at APL.

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


Item 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1997, 1998 and 1999, all compensation of the Company's President and its Chief Executive Officer. No other executive officer or director of the Company received total annual salary and bonus exceeding $100,000 in any of such fiscal years. The information provided should be read in conjunction with the Company's Financial Statements and related notes thereto.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

 Name and                    Fiscal                            All Other
 Principal Position           Year    Salary        Bonus     Compensation
 ------------------          ------   ------       ------     ------------
Geoff Duncan, President       1999    $128,045   $  9,850     $  8,880(1)
                              1998    $123,120    $11,400     $  8,640(1)
                              1997    $114,400    $11,000     $  8,400(1)
---------------------------------------------------------------------
(1) Automobile allowance of $740, $720 and $700 per month for 1999, 1998 and 1997, respectively.

                                  OPTION GRANTS
                                  -------------

     The purpose of the following table is to report grants of stock options to the named officers during the years ended December 31, 1997, 1998 and 1999.

                                                                                    Potential Realizable
                                                                                     Value at Assumed
                                                                                   Annual Rates of Stock
                                                                                  Price Appreciation for
Individual Grants                                                                      Option Term
--------------------------------------------------------------------------------------------------------
                                       % of Total
                                     Options Granted
     Fiscal              Options     to Employees in   Exercise     Expiration
Year        Name         Granted       Fiscal Year       Price         Date           5% ($)     10% ($)
----        ----         -------       -----------       -----         ----          -------    --------
1999    Geoff Duncan      5,000           100.00%       $1.00      1/01/05-09 (1)    $    18    $  1,761
1998    Geoff Duncan     10,000            32.26%       $1.00(2)   1/01/04-08 (1)    $ 1,107    $  6,223
--------------------------

(1) Mr. Duncan's options vest over a five-year period (20% per year) and expire five years from the date that the options are vested. At December 31, 1999, Mr. Duncan had 47,000 vested options.
(2) On May 14, 1998, the Board of Directors approved an option repricing program to which essentially all current employee stock options with an exercise price of $1.25 were reduced to $1.00.
----------------------------

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

Michael Jackson, former president of the Company, held 80,000 options with an exercise termination date of August 22, 1999. On that date, the options did terminate without being exercised.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to (i) any person or "group" known to the Company to be the beneficial owner, as of March 22, 2000, of more than five percent of the Common Stock, and (ii) all Directors and executive officers of the Company, individually and as a group. Amounts set forth for shareholders, who are not members of management, are based on shareholder records. The owner may hold additional shares in street name which are not shown below. Each beneficial owner has advised the Company that he, she or it has sole voting and investment power as to the shares of the Common Stock.

                                            Amount and Nature    Percentage of
                                            of beneficial        Class
Name of Beneficial Owner                    ownership            (1)
------------------------------------------------------------------------------
Michael J. Jackson                                600,000           12.43%
Clearwater, FL 34615

Vitran Corporation Inc.                         3,918,030           81.19%
70 University Avenue Suite 350
Toronto, Canada M5J2M4

Richard E. Gaetz                                     None              --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Geoff Duncan                                       10,000             .21%
12900 Dupont Circle
Tampa, FL 33626 (2)

Albert Gnat                                          None              --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Richard M. McGraw                                    None              --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Kevin A. Glass                                       None              --
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

All Directors and Executive Officers as a Group    10,000             .21%
(5 persons) (2)

-----
(1) The percentages in this column are computed on the basis of 4,825,630 shares of Common Stock outstanding, as of the date of this Report.
(2) Four persons who are officers or directors of Vitran are directors of the Company. See Item 10 of this Report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information as to changes in control of the Company see Item 1 of this Report.

         Vitran is a North American multi-divisional operating company headquartered in Toronto, Ontario, Canada. Vitran provides services to the freight and environmental industries and has over 3000 employees and associates at over one hundred service centers and offices across Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, intermodal, dedicated contract carriage, warehousing and inventory management. The members of the Vitran Distribution Services Group are Transwestern Express, a less than truckload ("LTL") company concentrating on central and western markets of Canada, as well as the Northwest United States; G&W Freightways, which has five facilities in Quebec and Ontario, Canada, and specializes in next-day delivery in all of its service corridors; CAN-AM LTL, which offers cross-border LTL service between the United States and Canada and has facilities in Toronto and Chicago; CAN-AM Logistics, which provides logistic services to its customers; Frontier, which performs truckload services; Vitran Express, which performs LTL services, and the Company.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) Exhibits and Financial Statement Schedules

Number   Description
------   -----------

2.1       Agreement and Plan of Merger dated December 1, 1991 (2)

3.1       Certificate of Incorporation  (1)

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

10.3      Form of Lockup Agreement (1)

10.4      Agreement with Robert and Patricia Johnston dated June 14, 1993 (1)

10.5 Shareholders' Agreement between Vitran Corporation Inc. and Michael J. Jackson (1)

10.6      Extended Lease Agreement dated February 4, 1997. (4)

10.7 Loan Agreement between Republic Bank, St. Petersburg, Florida, and The Freight Connection, Inc., dated August 19, 1995, as amended to date
          (1), (6)

          (1) Incorporated by reference to post-effective amendments to the Company's Registration Statement on Form SB-2.
          (2) Incorporated by reference to Report on Form 8-K filed January 27, 1992.
          (3) Incorporated by reference to Report on Form 8-K filed July 21,
          1993.
          (4) Incorporated by reference to Report on Form 10-K filed March 26, 1997.
          (5) Incorporated by reference to Report on Form 8-K filed December 1, 1997.
          (6) Fourth Addendum to the Loan Agreement, dated September 1, 1999 included herewith.

b) Reports on Form 8-K

During the year ended December 31, 1999, no reports were filed on Form 8-K.

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

                                THE FREIGHT CONNECTION, INC.
                                a Delaware corporation

Dated: March 27, 2000           By:  /s/ Richard E. Gaetz
       -----------------             ---------------------
                                     Richard E. Gaetz,
                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Signatures                             Title                   Date
----------                             -----                   ----

 /s/ Richard E. Gaetz         Chief Executive Officer     March 27, 2000
-----------------------       and Director                ---------------
Richard E. Gaetz

 /s/ Geoff Duncan             President                   March 27, 2000
-----------------------                                   ---------------
Geoff Duncan

 /s/ Albert Gnat              Director                    March 27, 2000
-----------------------                                   ---------------
Albert Gnat

 /s/ Richard D. McGraw        Director                    March 27, 2000
----------------------                                    ---------------
Richard D. McGraw

/s/ Kevin A. Glass            Director                    March 27, 2000
------------------                                        ---------------
Kevin A. Glass


              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORT
                      PURSUANT TO SECTION 15(d) OF THE ACT

         During the year ended December 31, 1999, the Company provided each shareholder with a copy of its Annual Report on Form 10-K for the year ended December 31, 1998. The Company did not provide any other annual report or proxy materials to its shareholders during 1999.

                          THE FREIGHT CONNECTION, INC.
                      INDEX TO AUDITED FINANCIAL STATEMENTS


THE FREIGHT CONNECTION, INC.                                          PAGE
                                                                      ----


Report of Independent Auditors - Margolies, Fink and Wichrowski       F-2

Balance Sheets - December 31, 1999, and December 31, 1998             F-3

Statements of Income -
         Years ended December 31, 1999, 1998 and 1997                 F-4

Statements of Stockholders' Equity                                    F-5

Statements of Cash Flows-
         Years ended December 31, 1999, 1998 and 1997                 F-6

Notes to Financial Statements                                         F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  Board of Directors
The Freight Connection, Inc.

We have audited the accompanying balance sheets of The Freight Connection, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Freight Connection, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                              /s/ Margolies, Fink and Wichrowski

January 20, 2000
Pompano Beach, FL

                          THE FREIGHT CONNECTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


ASSETS
                                                          1999          1998
                                                          ----          ----
Current assets:
  Cash and cash equivalents (Note 1)                   $  746,353   $  515,125
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $160,088 and $115,474,
    respectively (Note 8, 10)                           3,490,511    4,248,718
  Accounts receivable - affiliates                         38,933
  Accounts receivable - income taxes                       20,258       50,005
  Deferred tax asset (Note 6)                              40,956       20,456
  Prepaid expenses and other receivables                    8,779       13,259
                                                       ----------   ----------

          Total current assets                          4,345,790    4,847,563

  Property and equipment (net of accumulated
   Depreciation) (Notes 1 and 2)                          176,217      193,192

  Deposits and other assets                                58,028       87,083
                                                       ----------   ----------

                                                       $4,580,035   $5,127,838
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (Note 3)       $2,219,125   $2,788,222
                                                       ----------   ----------

          Total current liabilities                     2,219,125    2,788,222
                                                       ----------   ----------

Stockholders' equity
  Common stock, $.001 par value;
    Authorized 20,000,000 shares; 4,825,630,
    shares issued and outstanding                           4,826        4,826
  Additional paid-in capital                              918,982      918,982
  Retained earnings                                     1,437,102    1,415,808
                                                       ----------   ----------

          Total stockholders' equity                    2,360,910    2,339,616
                                                       ----------   ----------

                                                       $4,580,035   $5,127,838
                                                       ==========   ==========

                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                    1999              1998             1997
                                               --------------     -------------    -------------
Freight income (Note 5)                           $26,872,967       $28,094,511      $26,333,344

Freight expense                                    24,442,949        25,480,324       23,947,680
                                               --------------     -------------    -------------

Gross profit                                        2,430,018         2,614,187        2,385,664

Selling, general and administrative expenses        2,347,904         2,299,108        1,672,807
Depreciation and amortization                          82,398            73,144           68,691
                                               --------------     -------------    -------------

Income  (loss) from operations                           (284)          241,935          644,166
                                               --------------     -------------    -------------
Other income (expenses):
  Interest and dividend income                         43,578            59,734           28,598
  Interest expense                                          -                 -           (8,349)
                                               --------------     -------------    -------------

  Total other income (expenses)                        43,578            59,734           20,249
                                               --------------     -------------    -------------

Income before income taxes                             43,294           301,669          664,415

Income tax expense (Notes 1 & 6)                       22,000           125,000          199,744
                                               --------------     -------------    -------------

Net income                                      $      21,294     $     176,669    $     464,671
                                                =============     =============    =============
Net income per common share:
   Basic
     Net income per common share                $         .00     $         .04    $         .10
                                                =============     =============    =============

      Weighted average number of common shares      4,825,630         4,825,630        4,825,630
                                                =============     =============    =============

Net income per common share:
   Diluted:
     Net income per common share                $         .00     $         .04    $         .10
                                                =============     =============    =============

      Weighted average number of common shares      4,825,630         4,825,630        4,825,630
                                                =============     =============    =============


                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               Common  Stock             Additional
                                         Number of          Par           Paid-in         Retained
                                           Shares          Value          Capital         Earnings         Total
                                        ------------   --------------   ------------     -----------     -----------
Balance, January 1, 1997                   4,825,630   $        4,826   $    918,982      $  774,468     $ 1,698,276

Net income year ended,
    December 31, 1997                              -               -               -         464,671         464,671
                                        ------------   --------------   ------------     -----------     -----------

Balance, December 31, 1997                 4,825,630           4,826         918,982       1,239,139       2,162,947

Net income year ended,
    December 31, 1998                              -               -               -         176,669         176,669
                                        ------------   --------------   ------------     -----------     -----------

Balance, December 31, 1998                 4,825,630   $        4,826   $    918,982     $ 1,415,808     $ 2,339,616

Net income year ended,
    December 31, 1999                              -               -               -          21,294          21,294
                                        ------------   --------------   ------------     -----------     -----------

Balance, December 31, 1999                 4,825,630   $        4,826   $    918,982     $ 1,437,102     $ 2,360,910
                                        ============   ==============   ============     ===========     ===========

                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999            1998            1997
                                                      ------------   -------------   --------------
Cash flows from operating activities:
    Net income                                        $     21,294   $     176,669   $     464,671
                                                      ------------   -------------   --------------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                             82,398          73,144          68,691
  Deferred tax asset (net)                                 (20,500)         37,800         (58,256)
  Loss on disposal of fixed assets                                           1,540           6,064
Changes in assets and liabilities:
  Accounts receivable                                      758,207      (1,222,780)        207,923
  Accounts receivable - affiliates                         (38,933)
  Accounts receivable - income taxes                        29,747         (50,005)
  Prepaid expenses and other receivables                     4,480          10,297          33,929
  Deposits and other assets                                 29,055         (30,900)          6,520
  Accounts payable and accrued expenses                   (569,097)        362,705         407,458
  Income taxes payable                                           -         (68,846)         26,423
                                                      ------------   -------------   --------------

Total adjustments                                          275,357        (887,045)        698,752
                                                      ------------   -------------   --------------

Net cash provided by (used in) operations                  296,651        (710,376)      1,163,423
                                                      ------------   -------------   -------------

Net cash used in investing activities:
  Purchase of fixed assets (net)                           (65,423)        (60,428)        (51,405)
                                                      ------------   -------------   -------------

Net increase (decrease) in cash and
   cash equivalents                                        231,228        (770,804)      1,112,018

Cash and cash equivalents, beginning of period             515,125       1,285,929         173,911
                                                     --------------   ------------   -------------

Cash and cash equivalents, end of period             $     746,353   $     515,125    $  1,285,929
                                                     =============   =============    ============
Supplemental disclosure:
Cash paid for interest                               $           -   $           -    $      8,349
                                                     =============   =============    ============

Cash paid for income taxes                           $       9,147   $     206,051   $     229,800
                                                     =============   =============   =============

                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS AND BASIS OF PRESENTATION
The Company operates as a transportation freight broker and coordinates both truck and rail shipments from point of origin to delivery at destination for its clients' freight shipments. The Company is responsible for paying carriers for hauling the freight and extends credit to its clients for the shipment. The Company's primary office facilities are located in Tampa, Florida with additional sales offices located in Atlanta, Ga., Los Angeles, Ca., Chicago, Ill., and Toronto, Ontario.


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

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES
The Company has adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. On May 29, 1998 the Company entered into a tax allocation agreement with its parent company Vitran Corporation, and has elected to file its future federal income tax returns on a consolidated basis.


NET INCOME PER SHARE
In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share") which requires the reporting of both basic and diluted earnings per share. Basic net income per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti dilutive. For the years ended December 31, 1999, 1998, and 1997 outstanding options have not been reflected in the computation of diluted earnings per share because the market price of common stock outstanding has not been in excess of the option price. At December 31, 1997 all outstanding warrants had expired.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 consist of the following:

                                       1999             1998
                                   -------------     -------------
Computer software                   $     76,413      $     71,659
Leasehold improvements                     2,650             2,650
Office furniture and equipment           360,430           336,432
                                   -------------     -------------

                                         439,493           410,741
Less accumulated depreciation            263,276           217,549
                                   -------------     -------------

                                    $    176,217      $    193,192
                                    ============      ============

Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997, were $82,398, $ 73,144, and $68,691, respectively.



3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1999 and 1998 consist of the following:
                                             1999               1998
                                          -----------       ------------

Accounts payable - trade                  $ 2,042,728        $ 2,621,634
Accounts receivable credit balances           107,487             65,990
Accrued expenses                               68,910            100,598
                                          -----------       ------------

                                          $ 2,219,125        $ 2,788,222
                                          ===========        ===========

4. LEASES

The Company leases various office facilities under non-cancelable operating leases which expire between years 1999 and 2005. The Company also leases office equipment under non-cancelable operating leases which expire over the next three years. Rent expense incurred under these leases was $155,283, $130,881, and $89,081, for the years ended December 31, 1999, 1998 and 1997 respectively.

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999 are as follows; 2000 - $124,292, 2001 - $103,190, 2002 - 103,778, 2003 - $107,014, 2004 - $106,550, and, 2005 - $4,328.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. FREIGHT INCOME

Freight income includes rebate income, late charge income, and accounts receivable credit balances in excess of twelve months. These items totaled $192,463, $327,398, and $504,513, for the years ended, December 31, 1999, 1998, and 1997, respectively.


6. INCOME TAXES

The provision for income taxes consisted of the following:

                                        December 31,
                                        ------------
                           1999              1998             1997
                       --------------   --------------    --------------
Current:
    Federal             $      33,000      $    70,800      $    219,800
    State                       9,500           16,400            38,200
Deferred:
    Federal                   (16,700)          32,300           (49,600)
    State                      (3,800)           5,500            (8,656)
                       --------------   --------------    --------------
                       $       22,000     $    125,000      $    199,744
                       ==============     ============      ============


Reconciliation of the Company's provision for income taxes to the federal statutory rate is as follows:

                                                 Year ended              Year Ended               Year Ended
                                             December 31, 1999        December 31, 1998        December 31, 1997
                                             -----------------        -----------------        -----------------
Statutory rate applied to income
   before income taxes                     $    14,750   34.0%     $  102,600     34.0%        $225,900   34.0%
State income tax net of federal benefit          3,000    6.9%         22,000      7.3%          35,300    5.3%
Recognition of deferred tax asset                                                               (58,256)  (8.8)%
Other                                            4,250    9.8%            400      0.1%          (3,200)   0.5%
                                           -----------   ----      ----------     ----          --------  ----
                                           $    22,000   50.7%     $  125,000     41.4%         $199,744  31.0%
                                           ===========   =====     ==========     =====         ========  =====

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. INCOME TAXES ( CONTINUED)

The components of deferred tax assets and liabilities were as follows:

                                             December 31,
                                             ------------
                                       1999              1998
                                       ----              ----
Deferred tax assets:
  Accounts receivable reserve         $    63,875      $    46,074
Deferred tax liability:
  Depreciation                            (23,019)         (25,618)
                                    -------------    -------------
                                           40,956           20,456
Valuation allowance                             -                -
                                    -------------    -------------
Total deferred tax asset            $      40,956    $      20,456
                                    =============    =============

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. As a result of the Company's likelihood for future continuing profitability, management has determined that more likely than not, future taxable income will be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, no valuation allowance has been recorded at December 31, 1999 and 1998.


7. RELATED PARTY TRANSACTIONS

The Company transacts business with various subsidiaries of its parent company, Vitran Corporation Inc. Billings to these companies approximated $1,010,000, $176,000, and $123,000, for the year ended December 31, 1999, 1998, and 1997, respectively. Billings from these companies approximated $110,000, $93,000, and $75,000, respectively. At December 31, 1999 and 1998 accounts receivable from these companies approximated $126,700 and $62,700, respectively, and accounts payable to these companies approximated $20,000 and $5,400, respectively.


8. ECONOMIC DEPENDENCY

During the years ended December 31, 1999, 1998 and 1997, sales to one major customer exceeded 10% of the Company's total sales. This customer, an automobile manufacturer, accounted for 33%, 43%, and 61% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company is dependent upon its continuing business relationship with its freight carriers, particularly the railroads.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. PENSION PLAN

The Company sponsors a 401(k) profit sharing plan which covers all full time employees of the Company who meet certain age and length of service requirements. Plan contributions are based on participant voluntary payroll deductions, subject to a maximum contribution per participant. Expense for contributions to the plan was $24,670 and $18,120 for the years ended December 31, 1999 and 1998 respectively.


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

At December 31, 1999, the Company has granted 171,000 incentive stock options at an exercise price ranging from $.75 to $1.00; of this total, 109,800 incentive stock options were vested but not exercised. To date the Company has issued no non-qualified stock options.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11. STOCK OPTIONS (CONTINUED)

Transactions and other information relating to the plans are summarized as follows:

                                                 Incentive Stock Options
                                                 -----------------------
                                                                 Weighted
                                                Shares         Ave. Price
                                                ------         ----------

           Outstanding at December 31, 1996         260,000         .95

                 Granted during 1997                  1,000        1.00
                                                -----------

           Outstanding at December 31, 1997         261,000         .95

                 Granted during 1998                 31,000        1.00
                 Canceled during 1998                (1,000)        .95
                                                -----------

           Outstanding at December 31, 1998         291,000         .95

                 Granted during 1999                  9,000        1.00
                 Canceled during 1999              (129,000)        .94
                                                -----------

           Outstanding at December 31, 1999         171,000         .95
                                                ===========


The following table summarizes information about all of the stock options outstanding at December 31, 1999:

                                       Outstanding Options                         Exercisable Options
                                       -------------------                         -------------------
                                             Weighted
                                             Average          Weighted                           Weighted
       Range of                             remaining          Average                            average
   Exercised prices         Shares         life (years)         Price            Shares            price
   ----------------         ------         -----------          -----            ------            -----
        $ .75                25,000           1.0 years         $ .75            25,000            $ .75
        $ 1.00              146,000           5.0 years          1.00            84,800             1.00

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

                                       1999              1998             1997
                                       ----              ----             ----
Net income, as reported           $       21,294     $     176,669    $     464,671
                                  ==============     =============    =============

Net income, proforma              $       23,388     $     179,199    $     493,441
                                  ==============     =============    =============
Net income per common share:
   Basic and dilutive
     Net income, as reported      $         .00      $         .04    $         .10
                                  =============      =============    =============

     Net income, proforma         $         .00      $         .04    $         .10
                                  =============      =============    =============

For purposes of the preceding proforma disclosures, the weighed average fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: no dividend yield, volatility approximating 50%, risk free interest rate of 6.0%, and an expected term approximating 4.5 years.


12. COMMITMENTS AND CONTINGENCIES

On September 1, 1999, the Company renewed a line of credit agreement with a commercial bank for $2,000,000 which expires on May 31, 2000. Interest is at the lower of the London Interbank Offer Rate plus 250 basis points or the bank's base rate. Any outstanding principal balance plus unpaid interest is due on demand. The line is secured by the Company's accounts receivable, and fixed assets. As of December 31, 1999, no amounts are outstanding on this credit line.