Form 10-Q
period 2000-03-31
FREIGHT CONNECTION INC
filed 2000-05-15
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:     MARCH 31, 2000

COMMISSION FILE NUMBER:   33-29985-NY


                          THE FREIGHT CONNECTION, INC.

             (Exact name of registrant as specified in its charter)


                      DELAWARE                               11-2994672
 ------------------------------------------------------------------------------
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)



                 9870 Highway 92, Suite 110 Woodstock, GA 30188
--------------------------------------------------------------------------------
         (Address, including zip code, of principal executive offices)


                                 (770) 517-7744
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      12900 Dupont Circle, Tampa, FL 33626
 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000



                                      INDEX



PART I     - FINANCIAL INFORMATION

ITEM 1     - Financial Statements

Balance Sheets...........................................................................................3

Statements of Operation..................................................................................4

Statements of Stockholders' Equity.......................................................................5

Statements of Cash Flow..................................................................................6

Notes to Financial Statements............................................................................7


ITEM 2     - Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................8

PART II    - OTHER INFORMATION..........................................................................12

SIGNATURES..............................................................................................13

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS


         ASSETS                                         March 31,    December 31,
                                                           2000          1999
                                                       (unaudited)     (audited)
                                                        ----------    ----------
Current assets:
Cash and cash equivalents                               $  616,022    $  746,353
Accounts receivable - trade
   net of allowance for uncollectible  accounts
   of $160,088                                           3,847,658     3,490,511
Accounts receivable - affiliates                            14,300        38,933
Accounts receivable - income taxes                          48,658        20,258
Deferred tax asset                                          40,956        40,956
Prepaid expenses and other receivables                      25,624         8,779
                                                        ----------    ----------

   Total current assets                                  4,593,218     4,345,790
                                                        ----------    ----------


Property and equipment
   (net of accumulated depreciation)                       183,032       176,217
                                                        ----------    ----------

Deposits and other assets                                   55,387        58,028
                                                        ----------    ----------

                                                        $4,831,637    $4,580,035
                                                        ==========    ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                   $2,512,764    $2,219,125
                                                        ----------    ----------

 Total current liabilities                               2,512,764     2,219,125
                                                        ----------    ----------

Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding                    4,826         4,826
Additional paid-in capital                                 918,982       918,982
Retained earnings                                        1,395,065     1,437,102
                                                        ----------    ----------

    Total stockholders' equity                           2,318,873     2,360,910
                                                        ----------    ----------

                                                        $4,831,637    $4,580,035
                                                        ==========    ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION

                                                   Three Months    Three Months
                                                       Ended          Ended
                                                     March 31,       March 31,
                                                       2000            1999
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
Freight income                                     $ 5,168,414      $ 7,338,326

Freight expense                                      4,671,804        6,707,706
                                                   -----------      -----------

  Gross profit                                         496,610          630,620

 Selling, general and
   administrative expenses                             561,152          613,385
Depreciation & amortization                             22,845           20,248
                                                   -----------      -----------

  Loss from operations                                 (87,387)          (3,013)
 Other income (expenses):
Interest  income                                        16,950            5,052
                                                   -----------      -----------

   Total other income                                   16,950            5,052
                                                   -----------      -----------

Income (loss) before income taxes                  $   (70,437)     $     2,039

Income tax expense (recoverable)                       (28,400)           1,000
                                                   -----------      -----------

Net income (loss)                                  $   (42,037)     $     1,039
                                                   ============     ===========
 Net income (loss) per common share
                 (Basic and Diluted)               $     (0.01)     $      0.00
                                                   ============     ===========
Weighted average
   shares outstanding                                4,825,630        4,825,630
                                                   ============     ===========

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock       Additional
                             Number of      Par       paid-in     Retained
                              shares       value      capital     earnings       Total
                             ---------     ------    --------    ----------    ----------
Balance
December 31, 1999 (audited)  4,825,630     $4,826    $918,982    $1,437,102    $2,360,910

Net loss for three months
     ended March 31, 2000                                           (42,037)      (42,037)
                              -------      -------    -------       -------       -------
Balance
March 31, 2000 (unaudited)   4,825,630     $4,826    $918,982    $1,395,065    $2,318,873
                             =========     ======    ========    ==========    ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW

                                              Three months  Three months
                                              ended March   ended March
                                                31, 2000      31, 1999
                                              (unaudited)    (unaudited)
                                              -----------    -----------
Cash flows from operating activities:
Net income (loss)                             $ ( 42,037)   $   1,039

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                22,845       20,248
     Deferred tax asset                                -       (1,644)
Changes in assets and liabilities:
     Accounts receivable                        (357,147)    (458,005)
     Accounts receivable - income taxes          (28,400)       2,497
     Due from affiliate                           24,633            -
     Prepaid expenses and other receivables      (16,845)        (803)
     Deposits and other assets                     2,641       14,899
     Accounts payable and accrued expenses       293,638      717,211
                                                --------     --------
Total adjustments                                (58,635)     294,403
                                                --------     --------

Net cash  provided by (used in) operations      (100,672)     295,442
                                                --------     --------

Net cash used in investing activities:
   Purchase of equipment                         (29,659)     (39,225)
                                                --------     --------

Net increase (decrease) in cash                 (130,331)     256,217

Cash and cash equivalents
   beginning of period                           746,353      515,125
                                                --------     --------

Cash and cash equivalents,
   end of period                                $616,022     $771,342
                                                ========     ========
Supplemental disclosure:
   Cash paid for interest                       $      0     $      0
                                                ========     ========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of March 31, 2000, the statements of operation for the three months ended March 31, 2000 and 1999, the statements of stockholders' equity as of March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1999.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

NOTE 3: COMMITMENTS

On September 1, 1999, the Company renewed a $2,000,000 revolving line of credit with a commercial bank that expires on May 31, 2000. The line of credit is renewable upon expiration. The Company did not have any outstanding debt on this line at March 31, 2000.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000


PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended March 31, 2000, and 1999, respectively.

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

Liquidity and Capital Resources

The Company had working capital of $2,080,454 at March 31, 2000, compared to working capital of $2,126,665 at December 31, 1999, and $2,056,302 at March 31, 1999. The Company intends to use it's working capital to fund its operations.

The Company's cash position at March 31, 2000, was $616,022 compared to $746,353 at December 31, 1999, and $771,342 at March 31, 1999. The decrease in cash is due in part to the increase in sales in the month of March 2000 and the resulting increase in Accounts Receivable. The Company has reviewed the remittance process and has a system in place to obtain required documentation more efficiently, resulting in timelier payments by customers.

The accounts receivable balance at March 31, 2000, was $3,847,658 compared to $3,490,511 at December 31, 1999, an increase of 10.2%. The accounts payable balance was $2,512,764 at March 31, 2000, a rise of 13.2% from $2,219,125 at
December 31, 1999. The Company's business increased significantly in the month of March 2000, which accounted for the rise in the accounts receivable and accounts payable balances. The collection efforts made during the first quarter of 1999, however, minimized the growth in the accounts receivable balance. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division

The accounts receivable - affiliates balance decreased 63.3% to $14,300 at March 31, 2000 from $38,933 at December 31, 1999. This decrease was the result of payments received from an affiliate during the quarter ended March 31, 2000. Accounts receivable - income taxes increased $28,400 from the December 31, 1999 balance due to the net loss for the quarter. The prepaid expenses balance at March 31, 2000 was $25,624 compared to $8,779 at December 31, 1999. The increase of $16,845 was primarily due to annual insurance premium's and expenses paid during the quarter that will be amortized over the covered period throughout the year.

Stockholders' equity was $2,318,873 at March 31, 2000, compared to $2,360,910 at December 31, 1999. The decrease is due to the net loss generated by the Company during the first quarter of 2000.

The Company had net cash used in operations of $100,672 for the three months ended March 31, 2000, compared to net cash provided by operations of $295,442 for the comparable period in 1999. The cash used in operations for the period ended March 31, 2000, was primarily due to the increase in the accounts receivable balance compared to the accounts payable balance as explained above and the net loss for the quarter. Cash provided by operations for the period ended March 31, 1999, was primarily due to the large increase in the accounts payable balance compared to the accounts receivable balance due to an increase in the highway brokerage division as explained above.

The Company continues to purchase fixed assets as it deems necessary. During the quarter ended March 31, 2000, the Company purchased fixed assets in the amount of $29,659 primarily for a new phone system in conjunction with the move of the Corporate office from Tampa, Florida to Atlanta, Georgia. This compared to $39,225 in the prior year. The 1999 purchases included an imaging unit to assist the Company in the electronic storage of documents.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition, the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit. In March 2000, the Company renewed an unsecured surety bond in the amount of $500,000 as a requirement of one of its major customers.

On September 1, 1999, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at March 31, 2000.

At March 31, 2000, the Company did not have any capital lease obligations nor did it have any long-term debt.


Results of Operations

Revenues for the three months ended March 31, 2000, were $5,168,414 compared to $7,338,326 for the three months ended March 31, 1999, a decrease of 30%. The decrease in revenues is primarily due to the loss of a substantial portion of business from one of its major customers in a tender process. As a result, revenues generated by this customer decreased by $1,335,088 for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. Although the Company obtained new clients and increased the volume from its existing customers, it was not sufficient to replace the business that was lost. The Company also closed the Minneapolis, Minnesota and San Francisco, California offices during November 1999, which impacted revenues. The Company is targeting new customers through its marketing efforts to replace the lost revenues.

Gross profit for the three months ended March 31, 2000, was $496,610 or 9.6% of revenues, compared to $630,620 or 8.6% of revenues for the comparable period in 1999. The decline in gross profit for the quarter ended March 31, 2000, as compared to the prior year is due to the lost business as described above. However, the gross profit percent increased due to the lost business having lower margins. Although the industry is extremely competitive, the Company is working to improve its margins. The profit margin for the three months ended March 31, 2000 increased by .6% from the year ended December 31, 1999.

Selling, general and administrative "SG&A" expenses for the three months ended March 31, 2000, and 1999, were 10.9% and 8.4% of revenues, respectively. The increased SG&A percentage for the quarter ended March 31, 2000, was primarily due to loss of revenue as described above. Also, the Company merged its Tampa office with the Atlanta office in February 2000 incurring certain non-recurring expense totaling $29,000 associated with closing the Tampa office. Management expects to achieve administrative efficiencies by merging the Tampa office thereby lowering the SG&A as a percent of revenue.

Interest income was $16,950 for the quarter ended March 31, 2000, compared to $5,052 for the quarter ended March 31, 1999. The increase was due primarily to an increase in the average daily balance of available funds during the quarter ended March 31, 2000.

The pretax loss was $70,437 for the quarter ended March 31, 2000, compared to pretax income of $2,039 for the quarter ended March 31, 1999. The decrease in the Company's revenues and the percentage increase in SG&A resulted in the loss for the period.

The net loss was $42,037 or $.01 per share for the three months ended March 31, 2000, as compared to net income of $1,039 or $.00 per share for the three months ended March 31, 1999. Earnings per share are based on 4,825,630 weighted average shares outstanding. The Company is working to continue to increase its revenues and margins.

The Company will continue to market its services and strive to obtain sales representation in the major geographic areas of North America.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
           None

Item 2 - Changes in Securities
         ---------------------
             None

Item 3 - Defaults upon Senior securities
         -------------------------------
           None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
           None

Item 5 - Other information
         -----------------
           None

Item       6 - Exhibits and reports on Form 8-K
           ------------------------------------
           a) There are no exhibits to be filed.

           b) There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE FREIGHT CONNECTION, INC.
                              ----------------------------
                              Registrant


Date:  May 12, 2000           /s/ Richard E. Gaetz
---------------------         -----------------------------------------
                              Richard E. Gaetz, Chief Executive Officer



Date:   May 12, 2000          /s/ Geoff Duncan
     ---------------          -----------------------------------------
                              Geoff Duncan, President