Form 10-Q
period 2000-06-30
FREIGHT CONNECTION INC
filed 2000-08-09
CIK 853270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED: JUNE 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days. YES   X   NO ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 2000



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

Notes to Financial Statements..................................................7


ITEM 2     - Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................8

PART II    - OTHER INFORMATION................................................11

SIGNATURES....................................................................12

                          THE FREIGHT CONNECTION, INC.

                                 BALANCE SHEETS



         ASSETS                                  JUNE 30,     DECEMBER 31,
                                                  2000            1999
                                               (UNAUDITED)      (AUDITED)
                                               ----------      ----------

Current assets:
Cash and cash equivalents                      $  280,071      $  746,353
Accounts receivable - trade
   net of allowance for uncollectible
   accounts of $160,088                         4,385,210       3,490,511
Due from affiliate                                 13,760          38,933
Accounts receivable-income taxes                   57,658          20,258
Deferred tax asset                                 39,606          40,956
Prepaid expenses and other receivables             29,690           8,779
                                               ----------      ----------

   Total current assets                         4,805,995       4,345,790
                                               ----------      ----------


Property and equipment
   (net of accumulated depreciation)              209,170         176,217
                                               ----------      ----------

Deposits and other assets                          56,825          58,028
                                               ----------      ----------

                                               $5,071,990      $4,580,035
                                               ==========      ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses          $2,764,302      $2,219,125
                                               ----------      ----------
    Total current liabilities                   2,764,302       2,219,125
                                               ----------      ----------


Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding           4,826           4,826
Additional paid-in capital                        918,982         918,982
Retained earnings                               1,383,880       1,437,102
                                               ----------      ----------

    Total stockholders' equity                  2,307,688       2,360,910
                                               ----------      ----------

                                               $5,071,990      $4,580,035
                                               ==========      ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION


                                       SIX MONTHS         SIX MONTHS       THREE MONTHS      THREE MONTHS
                                         ENDED              ENDED             ENDED             ENDED
                                     JUNE 30,2000       JUNE 30,1999      JUNE 30, 2000      JUNE 30,1999
                                      (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                     ------------       ------------      ------------       ------------
Freight income                       $ 10,826,719       $ 15,101,730      $  5,658,305       $  7,763,404

Freight expense                         9,795,233         13,703,544         5,123,429          6,995,838
                                     ------------       ------------      ------------       ------------

Gross profit                            1,031,486          1,398,186           534,876            767,566
Selling, general and
  administrative expenses               1,106,703          1,241,724           545,551            628,339
Depreciation & amortization                41,276             41,086            18,431             20,838
                                     ------------       ------------      ------------       ------------

Income (loss) from operations            (116,493)           115,376           (29,106)           118,389
Other income (expenses):
Interest  income                           27,221             14,788            10,271              9,736
                                     ------------       ------------      ------------       ------------

Income (loss)
before income taxes                  $    (89,272)      $    130,164      $    (18,835)      $    128,125

Income tax
(recoverable) expense                     (36,050)            56,000            (7,650)            55,000
                                     ------------       ------------      ------------       ------------

Net income (loss)                    $    (53,222)      $     74,164      $    (11,185)      $     73,125
                                     ============       ============      ============       ============
Net income (loss) per share
  (Basic and diluted)                $      (0.01)      $       0.02      $       0.00       $       0.02
                                     ============       ============      ============       ============
Weighted average
  shares outstanding                    4,825,630          4,825,630         4,825,630          4,825,630
                                     ============       ============      ============       ============

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                           COMMON STOCK              ADDITIONAL
                                     NUMBER OF          PAR            PAID-IN         RETAINED
                                      SHARES           VALUE           CAPITAL         EARNINGS            TOTAL
                                   -----------      -----------      -----------      -----------       -----------
Balance
December 31, 1999 (audited)          4,825,630      $     4,826      $   918,982      $ 1,437,102       $ 2,360,910

Net loss for six  months
     ended June 30, 2000                                                                  (53,222)          (53,222)
                                   -----------      -----------      -----------      -----------       -----------


Balance

    June 30, 2000 (unaudited)        4,825,630      $     4,826      $   918,982      $ 1,383,880       $ 2,307,688
                                   ===========      ===========      ===========      ===========       ===========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW

                                                   SIX MONTHS     SIX MONTHS
                                                   ENDED JUNE     ENDED JUNE
                                                   30, 2000        30, 1999
                                                  (UNAUDITED)     (UNAUDITED)
                                                   ---------       ---------
Cash flows from operating activities:
Net income (loss)                                  $ (53,222)      $  74,164
                                                   ---------       ---------

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    41,276          41,086
     Deferred tax asset                                1,350           2,856
Changes in assets and liabilities:
     Accounts receivable                            (894,699)        (75,174)
     Accounts receivable - income taxes              (37,400)         46,391
     Prepaid expenses and other  receivables         (20,911)        (13,794)
     Deposits and other assets                         1,203          26,259
     Accounts payable and accrued expenses           545,177         482,801
                                                   ---------       ---------


Total adjustments                                   (364,004)        510,425
                                                   ---------       ---------

Net cash provided by (used in) operations           (417,226)        584,589
                                                   ---------       ---------

Net cash used in investing activities:
   Purchase of equipment                             (74,229)        (40,218)
                                                   ---------       ---------

Net cash provided by (used in)
  financing activities:
    Due from affiliate                                25,173        (750,000)
                                                   ---------       ---------

Net decrease in cash                                (466,282)       (205,629)

Cash and cash equivalents
   beginning of period                               746,353         515,125
                                                   ---------       ---------

Cash and cash equivalents,
   end of period                                   $ 280,071       $ 309,496
                                                   =========       =========
Supplemental disclosure:
   Cash paid for interest                          $       0       $       0
                                                   =========       =========

                          THE FREIGHT CONNECTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of June 30, 2000, the statements of operation for the six months and three months ended June 30, 2000, and 1999, the statements of stockholders' equity as of June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

On September 1, 1999, the Company renewed a $2,000,000 revolving line of credit with a commercial bank. The line of credit expires on October 31, 2000. The Company did not have any outstanding debt on this line at June 30, 2000.

                          THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                                 JUNE 30, 2000


                         PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the six months and three months ended June 30, 2000, and 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,041,693 at June 30, 2000, compared to working capital of $2,126,665 at December 31, 1999. The Company intends to use its working capital to fund its operations.

The Company's cash position at June 30, 2000, was $280,071, compared to $746,353 at December 31, 1999. The decrease in cash is due in part to the increase in sales in the second quarter ended June 30, 2000 and the resulting increase in accounts receivable without a proportional increase in accounts payable. The Company has reviewed the remittance process and has a system in place to obtain required documentation more efficiently, resulting in timelier payments by customers.

The accounts receivable balance at June 30, 2000, was $4,385,210 compared to $3,490,511 at December 31, 1999, an increase of $894,699 or 25.6%. The accounts payable balance at June 30, 2000 was $2,764,302 compared to $2,219,125 at December 31, 1999, a rise of $545,177 or 24.6%. The Company's business increased in the second quarter ended June 30, 2000, which accounted for the rise in the accounts receivable and accounts payable balances. The dedicating of a full time associate to accounts receivable collection has enhanced the collection efforts. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division.

Stockholders' equity was $2,307,688 at June 30, 2000, compared to $2,360,910 at December 31, 1999. The decrease in stockholders' equity was a result of the net loss that was generated by the Company during the six-month period.

The Company had net cash used in operations of $417,226 for the six months ended June 30, 2000, compared to net cash provided by operations of $584,589 for the comparable period in 1999. The decrease in cash provided from operations for the six months ended June 30, 2000, was primarily due to the net loss for the period and the increase in accounts receivable. The net cash provided by operations for the six months ended June 30, 1999 was impacted by the collection of a significant amount of the Company's receivables combined with the increase in the accounts payable balance.

The Company continues to purchase fixed assets as it deems necessary. During the six months ended June 30, 2000, the Company purchased fixed assets in the amount of $74,229 primarily for a new phone system in conjunction with the move of the Corporate office from Tampa, Florida to Atlanta, Georgia and for a new financial software package. This compared to $40,218 in the prior year. The 1999 purchases included an imaging unit to assist the Company in the electronic storage of documents.

In compliance with provisions in the Company's contracts with certain railroads, the Company has obtained an unsecured surety bond in the amount of $150,000. In addition, the Federal Highway Administration requires the Company to maintain a surety bond in the amount of $10,000, which is secured by a certificate of deposit. The Company also maintains an unsecured surety bond in the amount of $500,000 as a requirement of one of its major customers.

On September 1, 1999, the Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable. The Company intends to use the line, as necessary, to provide cash required by the Company's acceptance of new business and for the possible opening of new sales offices. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at June 30, 2000.

At June 30, 2000, the Company did not have any capital lease obligations nor did it have any long-term debt.

RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 2000, were $10,826,719 compared to $15,101,730 for the six months ended June 30, 1999, a decrease of $4,275,011 or 28.3%. For the quarter ended June 30, 2000, revenues were $5,658,305, a 27.1% decrease from the comparable quarter in 1999. The decrease in revenues is primarily due to the loss of a substantial portion of business from one of its major customers in a tender process. As a result, revenues generated by this customer decreased by $2,691,806 for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. Although the Company obtained new clients and increased the volume from its existing customers, it was not sufficient to replace the business that was lost. The Company also closed the Minneapolis, Minnesota and San Francisco, California offices during November 1999, which impacted revenues. The Company is targeting new customers through its marketing efforts to replace the lost revenues.

Gross profit for the six months ended June 30, 2000, was $1,031,486, or 9.5% of revenues, compared to $1,398,186 or 9.3% of revenues for the comparable period in 1999. Gross profit for the quarter ended June 30, 2000, was $534,876, or 9.5% of revenues, compared to $767,566 or 9.9% of revenues for the quarter ended June 30, 1999. The increase in gross profit as a percent of revenue for the six months ended June 30, 2000, as compared to the prior year is an indication that the lost business as described above had lower margins. Although the industry is extremely competitive, the Company is working to improve its margins.

The profit margin for the three months ended June 30, 2000 was comparable to the three months ended March 31, 2000 despite the impact of fuel surcharges which has affected the industry in the second quarter.

Selling, general and administrative "SG&A" expenses for the six months ended June 30, 2000 and 1999, were 10.2% and 8.2% of revenues, respectively. For the three months ended June 30, 2000 and 1999, the SG&A expenses were 9.6% and 8.1% of revenues, respectively. The increased SG&A percentage for the six months ended June 30, 2000 as compared to the same period of the prior year was primarily due to loss of revenue as described above. Also, the Company merged its Tampa office with the Atlanta office in February 2000 incurring certain non-recurring expense totaling $29,000 associated with closing the Tampa office. Management expects to achieve administrative efficiencies by merging the Tampa office thereby lowering the SG&A as a percent of revenue. As a result, the SG&A as a percentage of revenue dropped by 1.3% from the first quarter of 2000. Management will continue to monitor expenses to further reduce the SG&A percentage.

The pretax loss was $89,272 for the six months ended June 30, 2000, compared to pretax income of $130,164 for the prior year period. For the quarter ended June 30, 2000 the pretax loss was $18,835 compared to pretax income of $128,125 for the quarter ended June 30, 1999. The decrease in the Company's revenues and the percentage increase in SG&A resulted in the loss for the periods.

The net loss was $53,222 or $.01 per share for the six months ended June 30, 2000, as compared to net income of $74,164 or $.02 per share for the six months ended June 30, 1999. Net loss for the quarter ended June 30, 2000, was $11,185 or $.00 per share, compared to net income of $73,125 or $.02 per share for the comparable 1999 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

The Company is working to continue to increase its revenues and margins. In July, 2000, an office was opened in Lincoln, Nebraska. The Company will continue to market its services and strive to obtain sales representation in other major geographic areas of North America.

                          THE FREIGHT CONNECTION, INC.
                                    FORM 10-Q
                                  JUNE 30, 2000


PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         None

Item 2 - CHANGES IN SECURITIES

         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 5 - OTHER INFORMATION

         None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a) There are no exhibits to be filed.

         b) There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE FREIGHT CONNECTION, INC.
                                       Registrant


Date: AUGUST 9, 2000                   /s/ RICHARD E. GAETZ
     -------------------               --------------------
                                       Richard E. Gaetz, Chief Executive Officer



Date: AUGUST 9, 2000                   /s/ GEOFF DUNCAN
     --------------------              ----------------
                                       Geoff Duncan,  President