Form 10-Q
period 2000-09-30
FREIGHT CONNECTION INC
filed 2000-11-13
CIK 853270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 2000

COMMISSION FILE NUMBER: 33-29985-NY


                         THE FREIGHT CONNECTION, INC.
-------------------------------------------------------------------------------
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

________________________________________________________________________________
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days.    YES   X     NO ___
                                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                              SEPTEMBER 30, 2000



                                     INDEX

Part I     - FINANCIAL INFORMATION

Item 1     - Financial Statements

Balance Sheets.............................................................   3

Statements of Operation....................................................   4

Statements of Stockholders' Equity.........................................   5

Statements of Cash Flow....................................................   6

Notes to Financial Statements..............................................   7


Item 2     - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   8

PART II    - OTHER INFORMATION.............................................  11

SIGNATURES.................................................................  12

                         THE FREIGHT CONNECTION, INC.

                                BALANCE SHEETS

ASSETS                                            September 30,   December 31,
                                                      2000           1999
                                                   (unaudited)     (audited)
                                                  -------------   ------------

Current assets:
Cash and cash equivalents                            $  679,051     $  746,353
Accounts receivable - trade
  net of allowance for uncollectible  accounts
  of $83,747 and $160,088, respectively               3,674,139      3,490,511
Due from affiliate                                       (3,683)        38,933
Accounts receivable-income taxes                         52,758         20,258
Deferred tax asset                                       39,606         40,956
Prepaid expenses and other receivables                   38,804          8,779
                                                     ----------     ----------

  Total current assets                                4,480,675      4,345,790
                                                     ----------     ----------

Property and equipment
  (net of accumulated depreciation)                     205,486        176,217
                                                     ----------     ----------

Deposits and other assets                                63,307         58,028
                                                     ----------     ----------

                                                     $4,749,468     $4,580,035
                                                     ==========     ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                $2,434,062     $2,219,125
                                                     ----------     ----------
   Total current liabilities                          2,434,062      2,219,125
                                                     ----------     ----------

Stockholders' equity
 Common stock, $.001 par value;
 authorized 20,000,000 shares;
 4,825,630 shares issued and outstanding                  4,826          4,826
Additional paid-in capital                              918,982        918,982
Retained earnings                                     1,391,598      1,437,102
                                                     ----------     ----------

   Total stockholders' equity                         2,315,406      2,360,910
                                                     ----------     ----------

                                                     $4,749,468     $4,580,035
                                                     ==========     ==========

                        THE FREIGHT CONNECTION, INC.

                            STATEMENTS OF OPERATION

                                   Nine Months   Nine Months   Three Months   Three Months
                                      Ended         Ended          Ended          Ended
                                    September     September      September      September
                                    30, 2000      30, 1999       30, 2000       30, 1999
                                   (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                   -----------   -----------   ------------   ------------
Freight income                     $16,285,744   $21,564,649     $5,459,025     $6,462,919

Freight expense                     14,674,675    19,506,750      4,879,442      5,803,206
                                   -----------   -----------     ----------     ----------

Gross profit                         1,611,069     2,057,899        579,583        659,713
Selling, general and
  administrative expenses            1,659,128     1,846,592        552,425        604,868
Depreciation & amortization             63,148        61,924         21,872         20,838
                                   -----------   -----------     ----------     ----------

Income (loss) from operations         (111,207)      149,383          5,286         34,007
Other income (expenses):
Interest  income                        34,553        29,275          7,332         14,487
                                   -----------   -----------     ----------     ----------

Income (loss)
before income taxes                $   (76,654)  $   178,658     $   12,618     $   48,494

Income tax
(recoverable) expense                  (31,150)       75,000          4,900         19,000
                                   -----------   -----------     ----------     ----------

Net income (loss)                  $   (45,504)  $   103,658     $    7,718     $   29,494
                                   ===========   ===========     ==========     ==========
Net income (loss) per share
    (Basic and diluted)                 $(0.01)        $0.02          $0.00          $0.00
                                   ===========   ===========     ==========     ==========
Weighted average
   shares outstanding                4,825,630     4,825,630      4,825,630      4,825,630
                                   ===========   ===========     ==========     ==========

                         THE FREIGHT CONNECTION, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock        Additional
                                       Number of     Par      paid-in    Retained
                                        shares       value    capital    earnings      Total
                                        ------       -----    -------    --------      -----
Balance
December 31, 1999 (audited)            4,825,630     $4,826  $918,982  $1,437,102   $2,360,910

Net loss for nine months
     ended September 30, 2000                                             (45,504)     (45,504)
                                       ---------     ------  --------  ----------   ----------

Balance
September 30, 2000 (unaudited)         4,825,630     $4,826  $918,982  $1,391,598   $2,315,406
                                       =========     ======  ========  ==========   ==========

                          THE FREIGHT CONNECTION INC.

                            STATEMENTS OF CASH FLOW

                                                           Nine months       Nine months
                                                           ended September   ended September
                                                             30, 2000           30, 1999
                                                           (unaudited)       (unaudited)
                                                           -----------       -----------
Cash flows from operating activities:
Net income (loss)                                          $  (45,504)        $ 103,658

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                               63,148            61,924
   Deferred tax asset                                           1,350             6,056
Changes in assets and liabilities:
   Accounts receivable                                       (183,628)         (334,245)
   Accounts receivable - income taxes                         (32,500)           50,005
   Prepaid expenses and other receivables                     (30,025)          (41,861)
   Deposits and other assets                                   (5,279)           32,215
   Accounts payable and accrued expenses                      214,937           330,271
   Income taxes payable                                             -             8,186
                                                           ----------         ---------

Total adjustments                                              28,003           112,551
                                                           ----------         ---------

Net cash provided by (used in) operations                     (17,501)          216,209
                                                           ----------         ---------

Net cash used in investing activities:
  Purchase of equipment                                       (92,417)          (44,152)
                                                           ----------         ---------

Net cash provided by (used in) financing activities:
  Due from affiliate                                           42,616          (601,167)
                                                           ----------         ---------

Net decrease in cash                                          (67,302)         (429,110)

Cash and cash equivalents
  beginning of period                                         746,353           515,125
                                                           ----------         ---------

Cash and cash equivalents,
  end of period                                            $  679,051         $  86,015
                                                           ==========         =========
Supplemental disclosure:
  cash paid for interest                                   $        0         $       0
                                                           ==========         =========

                         THE FREIGHT CONNECTION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of September 30, 2000, the statements of operation for the nine months and three months ended September 30, 2000, and 1999, the statements of stockholders' equity as of September 30, 2000, and the statements of cash flows for the nine months and three months ended September 30, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made.

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

NOTE 3: COMMITMENTS

The Company renewed a $2,000,000 revolving line of credit with a commercial bank in St. Petersburg, Florida. The line of credit will expire on October 31, 2000. The Company did not have any outstanding debt on this line at September 30, 2000.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                              SEPTEMBER 30, 2000

                        PART I - FINANCIAL INFORMATION

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the nine months and three months ended September 30, 2000, and 1999, respectively.

Forward-Looking Statements
--------------------------

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

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $2,046,613 at September 30, 2000, compared to working capital of $2,126,665 at December 31, 1999 and $2,212,986 at September 30, 1999. The Company intends to use its working capital to fund its operations.

The Company's cash position at September 30, 2000, was $679,051, compared to $746,353 at December 31, 1999, and $86,015 at September 30, 1999. The cash balance at September 30, 1999 was impacted by (i) the Company's extension of a $600,000 short-term loan to an affiliate and (ii) a change in the payment cycle of one of the Company's major customers which resulted in a $583,000 payment being received October 1, 1999 instead of September 30, 1999.

The accounts receivable balance at September 30, 2000, was $3,674,139 compared to $3,490,511 at December 31, 1999, an increase of $183,628 or 5.3%. The accounts payable balance was $2,434,062 at September 30, 2000, a rise of 214,937 or 9.7% from $2,219,125 at December 31, 1999. The growth in the accounts receivable balance was minimized due to the collection efforts of the Company. The Company intends to pursue collection efforts on the accounts written off with outside agencies. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division.

Stockholders' equity was $2,315,406 at September 30, 2000, compared to $2,360,910 at December 31, 1999. The decrease in stockholders' equity was a result of the net loss that was generated by the Company during the nine-month period.

The Company had net cash used in operations of $17,501 for the nine months ended September 30, 2000, compared to net cash provided by operations of $216,209 for the comparable period in 1999. The net cash used in operations for the nine months ended September 30, 2000 was primarily due to the net loss for the period. The net cash provided from operations for the nine months ended September 30, 1999, was primarily due to the collection of a significant amount of the Company's receivables combined with the increase in the accounts payable balance.

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

The Company renewed its revolving line of credit with Republic Bank, St. Petersburg, Florida in the amount of $2,000,000. This line is secured by the Company's accounts receivable and expires on October 31, 2000. The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at September 30, 2000.

At September 30, 2000, the Company did not have any capital lease obligations nor did it have any long-term debt.

Results of Operations
---------------------

Revenues for the nine months ended September 30, 2000, were $16,285,744 compared to $21,564,649 for the nine months ended September 30, 1999, a decrease of 5,278,905 or 24.5%. For the quarter ended September 30, 2000, revenues were $5,459,025 compared to $6,462,919 for the three months ended September 30, 1999, a decrease of $1,003,894 or 15.5%. The decrease in revenues is primarily due to the loss of a substantial portion of business from one of its major customers in a tender process. As a result, revenues generated by this customer decreased by $2,924,162 for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. Although the Company obtained new clients and increased the volume from its existing customers, it was not sufficient to replace the business that was lost. The Company also closed the Minneapolis, Minnesota and San Francisco, California offices during November 1999, which impacted revenues for the nine months ended September 30, 2000. The Company is targeting new customers through its marketing efforts to replace the lost revenues.

Gross profit for the nine months ended September 30, 2000, was $1,611,069, or 9.9% of revenues, compared to $2,057,899 or 9.5% of revenues for the comparable period in 1999. Gross profit for the quarter ended September 30, 2000, was $579,583, or 10.6% of revenues, compared to $659,713 or 10.2% of revenues for the quarter ended September 30, 1999. The increase in gross profit as a percent of revenue for the nine months ended September 30, 2000, as compared to the prior year is an indication that the lost business as described above had lower margins. The profit margin for the three months ended September 30, 2000 also increased from the comparable period of the prior year despite the impact of fuel surcharges that have affected the industry since the second quarter of 2000. Although the industry is extremely competitive, the Company is working to improve its margins.

Selling, general and administrative "SG&A" expenses for the nine months ended September 30, 2000 and 1999, were $1,659,128, or 10.2% of revenues and $1,846,592, or 8.6% of revenues, respectively. For the three months ended September 30, 2000 and 1999, the SG&A expenses were $552,425, or 10.1% of revenues and $604,868, or 9.4% of revenues, respectively. The increased SG&A percentage for the nine months ended September 30, 2000 as compared to the same period of the prior year was primarily due to loss of revenue as described above. Although a substantial portion of business from a major customer was lost, there were only minimal cost savings associated with the revenue reduction, resulting in the increased SG&A as a percentage of revenues for the nine months ended September 30, 2000. Also, the Company merged its Tampa office with the Atlanta office in February 2000 incurring certain non-recurring expense totaling $29,000 associated with closing the Tampa office. Management expects to achieve administrative efficiencies by merging the Tampa office thereby lowering the SG&A as a percent of revenue. As a result, the SG&A as a percentage of revenue for the three months ended September 30, 2000, dropped by .8% from the first quarter of 2000. Management will continue to monitor expenses to further reduce the SG&A percentage.

The pretax loss was $76,654 for the nine months ended September 30, 2000, compared to pretax income of $178,658 for the prior year period. For the quarters ended September 30, 2000 and 1999, the pretax income was $12,618 and $48,494 respectively. The decrease in the Company's revenues and the percentage increase in SG&A resulted in the decrease in profitability for the periods.

The net loss was $45,504, or $.01 per share for the nine months ended September 30, 2000, as compared to net income of $103,658 or $.02 per share for the nine months ended September 30, 1999. Net income for the quarter ended September 30, 2000, was $7,718 or $.00 per share, compared to $29,494 or $.00 per share for the comparable 1999 period. Earnings per share are based on 4,825,630 weighted average shares outstanding.

The Company is working to continue to increase its revenues and margins. In July 2000, an office was opened in Lincoln, Nebraska. The Company will continue to market its services and strive to obtain sales representation in other major geographic areas of North America.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                              SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
         None

Item 2 - Changes in Securities
         ---------------------
         None

Item 3 - Defaults upon Senior securities
         -------------------------------
         None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         None

Item 5 - Other information
         -----------------
         None

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------
         a)  Ex 27 Financial Data Schedule (for SEC use only).

         b) There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FREIGHT CONNECTION, INC.
                                      ----------------------------
                                      Registrant


Date:       November 10, 2000         /s/ Richard E. Gaetz
      ---------------------------     --------------------
                                      Richard E. Gaetz, Chief Executive Officer



Date:       November 10, 2000         /s/ Geoff Duncan
      ---------------------------     ----------------
                                      Geoff Duncan, President