Form 10-K405
period 2000-12-31
FREIGHT CONNECTION INC
filed 2001-04-17
CIK 853270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K405

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________ to _____________________

Commission file Number 33-29985-NY
                       -----------

                         THE FREIGHT CONNECTION, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                      8980                     11-2994672
------------------------      --------------------          ------------------
 (State or jurisdiction    (Primary Standard Industrial      (I.R.S. Employer
  of incorporation or       Classification Code Number)       Identification
     organization)                                                 No.)


              9870 Highway 92, Suite 110, Woodstock, Georgia 30188
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (770) 517-7744
                                                            ---------------
Securities registered pursuant to Section 12(b) of the Act  None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act  None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the
past 90 days. YES   X     NO
                 -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $269,280.

As of March 31, 2001, the number of shares of Common Stock outstanding was 4,825,630

                          THE FREIGHT CONNECTION, INC.
                               REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................8
Item 3.  Legal Proceedings.....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...................9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................10
Item 6.  Selected Financial Data..............................................11
Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................. 12
Item 8.  Financial Statements and Supplementary Data..........................15
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant;
                  Compliance with Section 16(a) of the Exchange Act...........15
Item 11. Executive Compensation...............................................16
Item 12. Security Ownership of Certain Beneficial Owners and
                  Management..................................................18
Item 13. Certain Relationships and Related Transactions.......................19

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K....................................................20
Signatures....................................................................22

                                     Part 1

Item 1.           Business

The Company:  Organization and Changes of Control
-------------------------------------------------

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

         On July 14, 1993, Vitran Corporation Inc. ("Vitran"), a corporation organized under the laws of the Province of Ontario and having a principal place of business at 70 University Avenue, Suite 350, Toronto, Canada, M5J 2M4, acquired 3,218,030 shares of the Company's Common Stock. During 1997, Vitran purchased an additional 700,000 shares of the Company's common stock, changing its ownership to 3,918,030 shares, or 81.19% of the Company's outstanding common stock. Vitran is a North American multi-divisional operating company providing services to the freight and environmental industries with over 3,000 employees and associates at over one hundred service centers and offices in Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, dedicated contract carriage, warehousing and inventory management. Vitran solicits business between the United States and Canada as an agent for the Company through a Vitran sales office in Toronto. Vitran and the Company have an agreement that all intermodal trans-border rail shipments shall be written by the Company, with Vitran receiving an agency commission from the Company for such business. Trans-border over-the-road shipments may be made by the Company or other Vitran subsidiaries, depending on the type of service required by the shipper of such freight. Each shipper has unique requirements for the movement of its freight, including time, shipment size and volume, and the shipper's inventory carrying costs. Vitran's common stock is traded on the Toronto Stock Exchange under the symbol VTN.A and on AMEX under the symbol VVN. See Item 13 of this Report.

     In May 1998, Vitran transferred its ownership in The Freight Connection, Inc. to Vitran Corporation, a U.S. holding company organized in the state of Nevada. The purpose of this transaction was to have common ownership for Vitran's various U.S. subsidiaries, all of which are owned by the Nevada Corporation.

The Intermodal and Highway Brokerage Industry
---------------------------------------------

         The Company provides intermodal transportation services and operates as an intermodal marketing company ("IMC"). Intermodal transportation involves the movement of freight by more than one mode of transportation, principally by truck or a combination of truck and rail. The Company also has a highway brokerage division, which involves the movement of freight by truck.

         For freight moving in excess of 500 miles, intermodal shipping often represents a cost-effective alternative to over-the-road trucking. The Company includes, as its target market, freight which is currently being shipped via intermodal transportation as well as freight moving in excess of 500 miles via for-hire trucking companies and private trucking fleets. Intermodal freight is divided equally into shipments generated domestically and those generated by the import/export market, with international movements slightly exceeding domestic traffic. Traditionally, the domestic shipments have been long-haul truck movements, principally truckload. Intermodal has primarily attracted long-haul freight of 700 miles to 1,000 miles or more; in some corridors, intermodal can be cost effective for distances as short as 500 miles.

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

         During the latter part of 1999 continuing throughout 2000, the industry experienced a narrowing of the gap between intermodal pricing and highway pricing in certain major corridors. This fact coupled with a few service issues that existed with certain rail carriers that lingered after a merger, made our highway brokerage service more viable as an option. The highway brokerage division represented 26.3% of the company's revenue in 2000, 29.1% in 1999 and 18.3% in 1998.

         According to statistics reported by the Intermodal Association of North America, ("IANA"), IMC rail intermodal traffic for the year ended December 31, 2000 experienced zero growth over 1999. For the same period, the highway brokerage volume declined by 8%. Revenue per unit for intermodal traffic grew by 1% during 2000 while the highway brokerage revenue per unit was up 5.8% compared to 1999 data. (1)

         Historically, establishing an IMC was easy because of the low capital cost required to enter the carrier business. However, in the last few years the railroads have restricted the number of IMCs with which they will enter into wholesale contracts. They increasingly deal only with those that can deliver certain volumes, and have in most cases required the posting of financial guarantees before they will extend credit. In addition, market conditions require that an IMC be able to demonstrate to carriers and shippers its ability to interface with customers and carriers electronically. These requirements limit the ability of start-up IMCs to enter the market and may force small IMCs out of the market if they are unable to continue to meet these requirements. The Company believes that this trend will continue to be advantageous to the Company. The Company believes that its financial resources, staff, and computer hardware and software are sufficient to offer substantially the same or better services than any of its competitors, and that the Company is able to compete effectively with any other company engaged in its business.

-------------------
(1) IANA IMC Market Activity Report, Intermodal Association of North America, February 2001.

Operations
----------

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

         The Company believes that a primary component of its business strategy is the continued improvement of its software and other technology to enhance its information processing for its intermodal transportation services. The Company believes that a significant portion of its future growth will depend on its information technology and accordingly it continues to concentrate in this area. The Company purchased operational and financial software in 2000 to enhance customer service, load tracking, vendor payables, margin analysis, and financial reporting. Initial installation was completed in the 1st Quarter of 2001 with implementation continuing through 2001. The Company has several customers online with full electronic data interchange of information from a shipment's original loading through delivery at destination.

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

The Company's Carrier Vendors
-----------------------------

         An important element of the Company's strategy is to continue to build and strengthen its close working relationship with each of the major intermodal railroads in the United States, Canada and Mexico. The Company has contracts with each of the following Class 1 railroads:

                  BNSF                               Illinois Central
                  Norfolk Southern                   Union Pacific
                  CSX Transportation                 Canadian National
                  Canadian Pacific                   Wisconsin Central
                  Kansas City Southern

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

         The Company also sees its local cartage ("drayage") and over-the-road carrier base as an integral part of its operations, since the Company's ability to perform on-time pick up and delivery of product is partially based on the level of service provided by these carriers. Accordingly, the Company has programs in place that monitor the performance of each of its carriers. The Company's data base of carriers is maintained and updated regularly to ensure that only approved carriers with adequate insurance are available for use. The Company continues to seek out quality carriers throughout North America to enhance its ability to provide faster service and facilitate the Company's expansion.

The Company's Customers
-----------------------

         The Company continued in its efforts to diversify and increase its customer base in 2000. This was accomplished primarily through the soliciting of new business by each of the offices (see "Sales and Marketing," below). The Company performs credit checks on all potential customers to ensure that they are credit worthy and are able to meet the payment terms established by the Company.

         The Company has transportation agreements with various companies to perform substantial portions of their transportation needs on agreed-upon pricing terms for specified routes. Many of these agreements are verbal and non-binding. Others are binding and in written form, but are cancelable on short notice. All of the Company's agreements are based upon the Company's price quotes as accepted by its customers. The quotation document sets forth all of the terms of the agreement between the parties and includes a liability disclaimer (see "Liability Issues," below). Quotation documents establish pricing and delivery terms of freight, and are often used by shippers on a continuous basis. Either party can cancel all agreements, based on the Company's written quotations, at any time, prior to shipment, without penalty.

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

         During the year ended December 31, 2000, the Company had sales to various divisions of one major customer, an automobile manufacturer, which amounted to 27% in 2000, 33% in 1999 and 43% in 1998. The Company's business with this customer is conducted on a multi-divisional basis and the above percentages are for the aggregate of all divisions of this customer. The Company has separate agreements with each division and the percentage of business represented by each division is substantially less than the corporate aggregate. During June 1999, this customer placed its business out for bid in a tender process resulting in the Company losing a substantial portion of the business with a negative impact on revenues. Due to the fact that the customer evaluates each division separately, the Company was able to retain agreements with certain divisions. The maximum percentage of sales by any one division is approximately 5% of the Company's total sales.

Sales and Marketing
-------------------

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

         The Company maintains a corporate office in Atlanta, Georgia with sales offices in Los Angeles, California, and Chicago, Illinois. In addition, the Company utilizes a combination of outside commission agents and internal marketing staff to support its sales efforts. During 2000, a new sales office was opened in Lincoln, Nebraska and in

1999 offices were closed in Minneapolis, Minnesota, San Francisco, California and the Tampa, Florida corporate office was relocated to Atlanta, Georgia in March, 2000. The Company's commissioned agents are located in major geographic locations across North America. A unit of Vitran based in Concord, Ontario, Canada represents the Company as its Canadian agent. Each outside sales person receives a commission based on a percentage of the gross profit generated on each movement. The Company is striving to develop commission sales agreements in all major markets within North America.

Computer Systems
----------------

         The Company has invested in the purchase and development of computer programs that provide pertinent tracking information to its customers on a daily basis. The Company purchased operational and financial software in 2000 to enhance customer service (scheduling, pricing, quotations, routing, dispatch, tracing), vendor relations, billing and collections, margin analysis and financial reporting. Initial installation was completed in the 1st Quarter of 2001, with implementation continuing through 2001.

         With the Company's computer systems capability, the Company can advise its customers on a regular basis of the exact location of any shipment. Customers receive a daily shipment tracking report, which provides the location of each shipment in transit within the United States, Mexico and Canada. This technology permits the Company to solve problems with customers' shipments in many instances before they cause any delay to the shipper.

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

Liability Issues
----------------

         Brokers, such as the Company, do not generally assume liability for loss or damage to freight. Since the Company operates as a transportation broker (that is, a company that finds a carrier to haul a shipper's freight) of property and a shipper's agent, it does not take possession of the freight and is therefore not liable for the carrier's failure to perform or the carrier's negligent performance. The Company has a liability disclaimer as a part of each freight agreement signed with its customers. This liability disclaimer sets forth the Company's legal responsibilities and states that since the Company is acting as a transportation intermediary and not as a carrier, it will not be liable for loss or damage resulting from the transportation of freight.

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

Competition
-----------

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

         The Company competes with several other IMCs, such as The Hub Group, Mark VII Transportation, AP Distribution, Alliance Shippers, GST Corporation, and numerous small regional and local firms. Many of these firms have larger gross revenues than the Company, however the Company believes that it is an established IMC able to meet the requirements of railway carriers and shippers and that it is competitive with the largest IMCs. With the trend towards further consolidation in the industry, the Company believes that its stability and its continual investment in information systems will uniquely position the Company for continued growth both through external sales development and the possible acquisition of other IMCs.

Employees
---------

         At December 31, 2000 and March 23, 2001, the Company had 38 full-time employees engaged in performing executive, administrative, sales and clerical duties. These employees were located in each of the offices, with the majority of the administrative duties being performed from the Atlanta, Georgia headquarters. Management intends to adjust employment throughout the coming year, as it deems necessary, in order to provide continuous quality service.

Executive Officers of the Registrant
------------------------------------

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

Environmental Matters
---------------------

         The Company does not believe that compliance with federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment, will have any material adverse impact upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.           Properties

         The Company's corporate headquarters were relocated from Tampa, Florida to Atlanta, Georgia in March 2000. The relocation cost approximately $29,000. Prior to this date, the Company leased approximately 5,000 square feet in Tampa, Florida in a lease, which expired February 29, 2000. The annual rent for this space was $7,443 for the year ended December 31, 2000 and $44,442 for the year ended December 31, 1999.

         The Company rented an office in Atlanta, Georgia under a lease expiring June 30, 2001. Rent expense incurred under this lease was $25,332 for the year ended December 31, 1999. In order to accommodate the relocation of the Company's headquarters to Atlanta, Georgia in March 2000, additional space would be needed. In December 1999, management of the Company entered into a lease commitment with the landlords to replace the existing lease with a new agreement for increased square footage. The new lease expires January 31, 2005. Rent Expense for the corporate office for the year ended December 31, 2000 was $42,811.

         The Company rented an executive suite for its Los Angeles, California office until the expiration of the lease on November 30, 1999. At that time, the Company determined that an executive suite no longer met its needs, so it entered into a lease in an office building with additional space. This lease expires November 30, 2004. Rent expense for the Los Angeles location for the year ended December 31, 2000 was $49,580and for the year ended December 31, 1999, was $33,690.

         The Company opened an office in Lincoln, Nebraska in July 2000 with a term and renewal through September 2001 and rent expense for the year ended December 31, 2000 was $4,316 The Company also closed offices in San Francisco, California, Chicago, Illinois, and Minneapolis, Minnesota and the existed leases expired.



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

     Pink Sheets, LLC (formerly The National Quotation Bureau, Inc.) reports the close as of December 31, 2000 at $.25 per share and reports the following bid quotations:

                                                           Bid Prices
                                                           ----------
         Period                                      High               Low
         ------                                      ----               ----

         January 1 - March 31, 1998                   .69               .56
         April 1 - June 30, 1998                      .75               .69
         July 1 - September 30, 1998                  .75               .63
         October 1 - December 31, 1998                .63               .38
         January 1 - March 31, 1999                   .41               .38
         April 1 - June 30, 1999                      .56               .31
         July 1 - September 30, 1999                  .53               .53
         October 1 - December 31, 1999                .53               .34
         January 1 - March 31, 2000                   .55               .34
         April 1 - June 30, 2000                      .55               .51
         July 1 - September 30, 2000                  .56               .39
         October 1 - December 31, 2000                .39               .25
         January 1 - March 31, 2001                   .30               .25

         Such quotations reflect inter-dealer prices, without retail mark-up's, mark-down's or commission. Such quotes are not necessarily representative of actual transactions, or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

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

         Neither the Company's certificate of incorporation, its by-laws, nor any agreement to which it is currently a party restricts the payment of dividends. The Company has not paid any dividends on its Common Stock.

         As of March 30, 2001, there were 27 holders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.

Item 6.           Selected Financial Data

         The following data illustrates the results of operations for the five years ended December 31, 1996, 1997, 1998 1999 and 2000 respectively. The data has been derived from and should be read in conjunction with, the Company's Financial Statements and related notes included elsewhere in this Report. All data has been derived from the Company's audited financial statements.

                            Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                             December        December        December        December        December
   (000's omitted)           31, 1996        31, 1997        31, 1998        31, 1999        31, 2000
----------------------------------------------------------------------------------------------------------
Freight income              $ 22,173        $ 26,333        $ 28,094        $ 26,873         $ 22,546
Freight expense               20,184          23,947          25,480          24,443           20,504
                            --------        --------        --------        --------         --------

Gross profit                   1,989           2,386           2,614           2,430            2,042
Selling, general and
administrative expenses        1,486           1,673           2,299           2,348            2,272
Depreciation and
  Amortization                    62              69              73              82               87
                            --------        --------        --------        --------         --------
Income (loss) from
  Operations                     441             644             242               0             (317)
                            --------        --------        --------        --------         --------

Other income (expenses)           10              21              60              43               47
                            --------        --------        --------        --------         --------
Income (loss) before
  taxes                          451             665             302              43             (270)
                            --------        --------        --------        --------         --------
Income tax expense
(benefit)                        180             200             125              22              (93)
                            --------        --------        --------        --------         --------

Net income (loss)           $    271        $    465        $    177        $     21         $   (177)
                            ========        ========        ========        ========         ========
Net income (loss)           $    .06        $    .10        $    .04        $    .00         $   (.04)
per share                   ========        ========        ========        ========         ========

Financial Position
------------------
Working capital             $  1,405        $  1,899        $  2,059        $  2,127         $  1,923

Total assets                $  3,759        $  4,657        $  5,128        $  4,580         $  4,800

Stockholders' Equity        $  1,698        $  2,163        $  2,340        $  2,361         $  2,184

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. The information which follows includes results for the years ended December 31, 2000, 1999 and 1998.

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

Liquidity and Capital Resources
-------------------------------

         The Company's working capital decreased from $2,126,665 at December 31, 1999 to $1,923,239 at December 31, 2000, a decrease of 9.6%.

         The cash position of the Company at December 31, 2000 was $680,627 compared to $746,353 at December 31, 1999. Most of the Company's customers require supporting documentation before they will remit payment for an invoice. The Company continues to experience difficulty with collecting this paperwork from its carrier vendors. Throughout 1999 and 2000, the Company has emphasized and refined the procedure enabling the Company to provide an invoice to the customer in a more timely manner.

         The accounts receivable balance at December 31, 2000 was $3,637,801, an increase of $147,290, or 4.2% from December 31, 1999. The accounts payable balance at December 31, 2000 was $2,615,906, an increase of $396,781 or 17.9%, from the prior year. The Company intends to pursue collection efforts on the accounts written off with outside agencies. The increase in the accounts payable balance is primarily due to the growth of the highway brokerage division.

         The Company had a net increase in cash from operations of $49,826 and $296,651 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1998, the Company had a net decrease in cash from operations of $710,376. The net increase in cash from operations for the year ended December 31, 2000 was primarily due to the increase in accounts receivables slightly offset by the increase in the accounts payable balances. The net increase in cash from operations for the year ended December 31, 1999, was primarily due to the reduction in the accounts receivable balance offset by the reduction in the accounts payable balance. The net reduction in cash from operations for the year ended December 31, 1998, was primarily due to the significant increase in the accounts receivable balance from the prior year, as well as the start-up costs associated with the opening of sales offices.

         The Company continues to purchase fixed assets as it deems necessary. For the years ended December 31, 2000, 1999 and 1998, the Company purchased fixed assets in the amounts of $115,552, $65,423 and $60,428 respectively, the majority of which was computer software and equipment.

         Stockholders' equity was $2,184,115 at December 31, 2000 compared to $2,360,910 at December 31, 1999. Earnings (Loss) per share for the year ended December 31, 2000, was $(.04) compared to $.00 and $.04 for the years ended December 31, 1999 and 1998, respectively.

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

         The revolving line of credit with Republic Bank, St. Petersburg, Florida, in the amount of $2,000,000 expired and was not renewed. On December 20, 2000, the Company obtained a line of credit agreement with a commercial bank for $500,000, which expires on April 1, 2001. Interest is at the monthly Libor index rate plus 300 basis points or the bank's base rate. Any outstanding principal balance plus unpaid interest is due on demand. The line is secured by the Company's accounts receivable and fixed assets. As of December 31, 2000 no amounts are outstanding on this credit line. As of the date of this Report, this line of credit has expired and negotiations for renewal are in process.

         At December 31, 2000, 1999 and 1998, the Company did not have any capital lease obligations, nor did it have any long-term debt.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2000 were $22,545,855 compared to $26,872,967 and $28,094,511 for the years ended December 31, 1999 and 1998, respectively. In June 1999, the Company lost a substantial portion of business from one of its major customers in a tender process. As a result, revenues generated by this customer decreased by $3,504,553 for the year ended December 31, 1999 compared to the prior year. Although the Company obtained new clients during 2000 and 1999 and increased the volume from its existing customers, it was not sufficient to replace the business that was lost. This is the primary reason for the 16.1% and 4.3% reduction in revenues for the years ended December 31, 2000 and December 31, 1999, respectively, compared to the prior year. The Company also closed the Minneapolis, Minnesota and San Francisco, California offices during November 1999, which impacted revenues. The Company retained the majority of the business from the Minneapolis office; however, most of the business generated by the San Francisco office was lost to competition. The Company is targeting new customers through its marketing efforts to replace the lost revenues. The Company is also continuing to expand its highway brokerage division, and revenues from this division represented 26.3% of revenue for 2000, 29.1% of revenues for 1999 and 18.3% of revenue for 1998. Freight income includes rebate income, late charge income and accounts receivable credit balances in excess of six months. These items totaled $89,484, $192,463 and $327,398 for the years ended December 31, 2000, 1999, and 1998.

         The gross profit margin was 9.1%, 9.0% and 8.9% for the years ended December 31, 2000, 1999, and 1998, respectively. Gross profit margins were impacted by two significant items in 2000. They included write-offs of bad debts which totaled approximately $413,000 an increase of approximately $275,000 compared to 1999, which decreased gross profits, and a change in accounting estimate of approximately $180,000, which increased gross profits. The net affect of these two significant items to the 2000 gross margin was a decrease of 0.5%. The industry is extremely competitive; however, through better pricing and expense management, the Company continues to maintain its margin percentage. Through the expansion of the Company's highway brokerage division, the gross profit margin should improve further, as these moves generally offer higher profit margins.

         The Company's selling, general and administrative expenses ("SG&A") were $2,272,555 or 10.1% of revenue for the year ended December 31, 2000 and $2,347,904, or 8.7% of revenue for the year ended December 31, 1999, and $2,299,108, or 8.2% of revenue for the year ended December 31, 1998. The Company's SG&A as a percentage of revenue for the years ended December 31, 2000 and December 31, 1999, increased due to the decrease in revenue that the Company experienced during 2000 and 1999. Although the revenue reduction from one of the Company's major customers was substantial, the corresponding reduction in overhead was slight. The Company merged its two Chicago, Illinois offices in February, 1999, closed two offices in November, 1999, and relocated the Corporate Headquarters to Atlanta, Georgia in March, 2000. These property changes allowed the Company to improve productivity resulting in the lower selling, general, and administrative expenses in 2000 compared to 1999 and 1998.

         The pre-tax income (loss) of the Company was $(269,595), or 12% of revenue for the year ended December 31, 2000, $43,294, or 0.2% of revenue for the year ended December 31, 1999, and $301,669, or 1.1% of revenue, for the year ended December 31, 1998. The pre-tax income for the Company for the years ended December 31, 2000 and December 31, 1999 decreased due to the 16.1% and 4.3% reduction in revenue without a corresponding significant reduction in SG&A expense percentage .

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was $(92,800), $22,000 and $125,000, respectively.

         Net income (loss) for the years ended December 31, 2000, 1999 and 1998, was $(176,795), $21,294 and $176,669, respectively. Although the Company maintained its gross profit margin percentage, the revenue shortfall and the increased SG&A as of percentage of revenue negatively affected the profitability of the Company. The Company will concentrate on generating new business and using existing resources to service this business.

         The Company will continue to market its services and strive to open sales offices and obtain sales representation in the major geographic areas of North America.

Outlook
-------

         The downturn in the economy is having an effect on all businesses and transportation providers are no exception. Many U.S. manufacturers are shipping less and are examining all pricing for various modes of transportation. The rail service provided by the Company can be an efficient alternative to the shipping public and our highway brokerage operation, which uses major carriers that are in a back haul situation, could benefit as well.

         The fuel surcharges applied to the Company by its vendors is being passed on to the Company's customers. It is the Company's expectation that fuel prices will remain at or higher than current levels for all of 2001.

Year 2000
---------

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

Item 8.   Financial Statements and Supplementary Data

       See accompanying Table of Contents to Financial Statements on F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       There were no changes in or Disagreements with Accountants on Accounting and Financial Disclosure to be reported for the year ended December 31, 2000.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant; Compliance with
          Section 16 (a) of the Exchange Act.

       The Directors and Executive Officers of the Company are as follows:

       Name                               Age               Position
       ----                               ---               --------

       Richard E. Gaetz                   43                Officer, Director

       Geoff Duncan                       52                Officer

       Albert Gnat                        62                Director

       Richard D. McGraw                  57                Director

       Kevin A. Glass                     43                Director


       Richard E. Gaetz has been the President of Vitran Distribution System and Chief Operating Officer of Vitran since August 1989. From October 1987 to August 1989, he was Vice President, Clarke Transport Canada. Effective October 11, 1996, Mr.Gaetz began serving as the Company's President and Chief Executive Officer. He continues in his role as Chief Executive Officer as of the date of this Report.

       Geoff Duncan was appointed President on April 1, 1998. From November 1996 through this date, he was Executive Vice President of the Company. From May 1996 through November 1996, he was Vice President of Sales and Marketing. Prior to joining the Company, he was Vice President of Sales and Marketing at APL.

       Albert Gnat has been Vice-Chairman of the Board and a director of Vitran since 1983. He is a partner in the law firm of Lang Michener, Toronto, Ontario, Canada.

         Richard D. McGraw has been the President, Chief Executive Officer and a director of Vitran since 1983.

         Kevin A. Glass has been the Vice President of Finance and Chief Financial Officer of Vitran since October 1998. Prior to this he was the Chief Financial Officer of Livingston Group Inc.

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

         No compensation is paid to any director, as such, for his or her services, but by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The Company does not have a class of equity security that is registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no compliance with Section 16(a) of the Exchange Act is required of any officer, director, or principal shareholder.


Item 11.      Executive Compensation

         The following table sets forth, for the fiscal years ended December 31, 1998, 1999 and 2000, all compensation of the Company's President. No other executive officer or director of the Company received total annual salary and bonus exceeding $100,000 in any of such fiscal years. The information provided should be read in conjunction with the Company's Financial Statements and related notes thereto.

                                    SUMMARY COMPENSATION TABLE
                                    --------------------------

 Name and                 Fiscal                             All Other
 Principal Position        Year     Salary         Bonus    Compensation
 ------------------       ------    ------        ------    ------------
Geoff Duncan, President    2000     $128,045     $ - 0 -    $  9,240(1)
                           1999     $128,045     $9,850     $  8,880(1)
                           1998     $123,120     $11,400    $  8,640(1)

   ---------------------------------------------------------------------
     (1) Automobile allowance of $770, $740 and $720 per month for 2000,1999 and 1998, respectively.

                                  OPTION GRANTS
                                  -------------

         The purpose of the following table is to report grants of stock options to the named officers during the years ended December 31, 1998, 1999 and 2000.

                                                                                                 Potential Realizable
                                                                                                 Value at Assumed
                                                                                                 Annual Rates of Stock
                                                                                                 Price Appreciation for
Individual Grants                                                                                     Option Term
-----------------------------------------------------------------------------------------------------------------------
                                           % of Total
                                        Options Granted
Fiscal                      Options     to Employees in       Exercise          Expiration
 Year       Name            Granted        Fiscal Year        Price             Date             5% ($)       10% ($)
 ----       ----            -------        -----------        -----             ----             --------     -------
1999    Geoff Duncan         5,000        100.00%             $1.00             1/01/05-09 (1)   $    18      $  1,761
1998    Geoff Duncan        10,000         32.26%             $1.00(2)          1/01/04-08 (1)   $ 1,107      $  6,223

--------------------------
(1) Mr. Duncan's options vest over a five-year period (20% per year) and expire five years from the date that the options are vested. At December 31, 2000, Mr. Duncan had 65,000 vested options.
(2) On May 14, 1998, the Board of Directors approved an option repricing program to which essentially all current employee stock options with an exercise price of $1.25 were reduced to $1.00.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to (i) any person or "group" known to the Company to be the beneficial owner, as of March 31, 2001, of more than five percent of the Common Stock, and (ii) all Directors and executive officers of the Company, individually and as a group. Amounts set forth for shareholders, who are not members of management, are based on shareholder records. The owner may hold additional shares in street name, which are not shown below. Each beneficial owner has advised the Company that he, she or it has sole voting and investment power as to the shares of the Common Stock.

                                                    Amount and           Percentage of
                                                    Nature of            Class
                                                    beneficial           (1)
Name of Beneficial Owner                            ownership
-------------------------------------------------------------------------------------------
Michael J. Jackson                                    600,000            12.43%
Clearwater, FL 34615

Vitran Corporation Inc.                             3,918,030            81.19%
70 University Avenue Suite 350
Toronto, Canada M5J2M4

Richard E. Gaetz                                      None               -----
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Geoff Duncan
9870 Highway 92, Suite 110                            10,000               .21%
Woodstock, Georgia 30188 (2)

Albert Gnat                                           None               -----
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

Richard M. McGraw                                     None               -----
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)
                                                      None               -----
Kevin A. Glass
70 University Avenue, Suite 350
Toronto, Canada M5J2M4 (2)

All Directors and Executive Officers as a Group       10,000               .21%
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

         Vitran is a North American multi-divisional operating company headquartered in Toronto, Ontario, Canada. Vitran provides services to the freight and environmental industries and has over 3000 employees and associates at over one hundred service centers and offices across Canada and the United States. Vitran's Distribution Services Group, of which the Company is a part, provides a complete range of services for the movement of freight throughout the continent, utilizing both highway and rail modes. Services include less than truckload, full load, intermodal, dedicated contract carriage, warehousing and inventory management. The members of the Vitran Distribution Services Group are Transwestern Express, a less than truckload ("LTL") company concentrating on central and western markets of Canada, as well as the Northwest United States; G & W Freightways, which has five facilities in Quebec and Ontario, Canada, and specializes in next-day delivery in all of its service corridors; CAN-AM LTL, which offers cross-border LTL service between the United States and Canada and has facilities in Toronto and Chicago; CAN-AM Logistics, which provides logistic services to its customers; Frontier, which performs truckload services; Vitran Express, which performs LTL services, and the Company.

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


a) Exhibits and Financial Statement Schedules
   ------------------------------------------

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

b) Reports on Form 8-K
   -------------------

During the year ended December 31, 2000, no reports were filed on Form 8-K.

                          THE FREIGHT CONNECTION, INC.
                      INDEX TO AUDITED FINANCIAL STATEMENTS



THE FREIGHT CONNECTION, INC.                                         PAGE
                                                                     ----

Report of Independent Auditors - Margolies, Fink, and Wichrowski     F-2

Balance Sheets - December 31, 2000, and December 31, 1999            F-3

Statements of Income -                                               F-4
         Years ended December 31, 2000, 1999, and 1998

Statements of Stockholders' Equity                                   F-5

Statements of Cash Flows -                                           F-6
         Years ended December 31, 2000, 1999, and 1998

Notes to Financial Statements                                        F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and
  Board of Directors
The Freight Connection, Inc.

We have audited the accompanying balance sheets of The Freight Connection, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Freight Connection, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.






January 12, 2001
Pompano Beach, FL                            /S/ Margolies, Fink and Wichrowski

                          THE FREIGHT CONNECTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS
                                                                                       2000              1999
                                                                                       ----              ----
Current assets:
  Cash and cash equivalents (Note 1)                                              $     680,627     $     746,353
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $199,510 and $160,088,
    respectively (Note 9, 11)                                                         3,637,801         3,490,511
  Accounts receivable - affiliates                                                        3,134            38,933
  Accounts receivable - income taxes                                                     93,158            20,258
  Deferred tax asset (Note 7)                                                            60,856            40,956
  Prepaid expenses and other receivables                                                 63,569             8,779
                                                                                  -------------     -------------

          Total current assets                                                        4,539,145         4,345,790

  Property and equipment (net of accumulated
   Depreciation) (Notes 1 and 3)                                                        204,999           176,217

  Deposits and other assets                                                              55,877            58,028
                                                                                  -------------     -------------

                                                                                  $   4,800,021     $   4,580,035
                                                                                  =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (Note 2, 4)                               $   2,615,906     $   2,219,125
                                                                                  -------------     -------------

          Total current liabilities                                                   2,615,906         2,219,125
                                                                                  -------------     -------------

Stockholders' equity
  Common stock, $.001 par value;
    Authorized 20,000,000 shares; 4,825,630,
    shares issued and outstanding                                                         4,826             4,826
  Additional paid-in capital                                                            918,982           918,982
  Retained earnings                                                                   1,260,307         1,437,102
                                                                                  -------------     -------------

          Total stockholders' equity                                                  2,184,115         2,360,910
                                                                                  -------------     -------------

                                                                                  $   4,800,021     $   4,580,035
                                                                                  =============     =============



                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                   2000              1999             1998
                                                                   ----              ----             ----
Freight income (Note 6)                                         $ 22,545,855      $ 26,872,967     $ 28,094,511

Freight expense (Note 2)                                          20,503,901        24,442,949       25,480,324
                                                                ------------      ------------     ------------

Gross profit                                                       2,041,954         2,430,018        2,614,187

Selling, general and administrative expenses                       2,272,555         2,347,904        2,299,108
Depreciation and amortization                                         86,770            82,398           73,144
                                                                ------------      ------------     ------------

Income  (loss) from operations                                      (317,371)             (284)         241,935
                                                                ------------      ------------     ------------

Other income (expenses):
  Interest and dividend income                                        47,776            43,578           59,734
  Interest expense                                                        --                --               --
                                                                ------------      ------------     ------------

  Total other income (expenses)                                       47,776            43,578           59,734
                                                                ------------      ------------     ------------

Income (loss) before income taxes (benefit)                         (269,595)           43,294          301,669

Income tax expense (benefit) (Notes 1 & 7)                           (92,800)           22,000          125,000
                                                                ------------      ------------     ------------

Net income (loss)                                               $   (176,795)     $     21,294     $    176,669
                                                                ============      ============     ============

Net income (loss) per common share:
   Basic
     Net income (loss) per common share                         $       (.04)     $        .00     $        .04
                                                                ============      ============     ============

      Weighted average number of common shares                     4,825,630         4,825,630        4,825,630
                                                                ============      ============     ============
Net income per common share:
   Diluted:
     Net income (loss) per common share                         $       (.04)     $        .00     $        .04
                                                                ============      ============     ============

      Weighted average number of common shares                     4,825,630         4,825,630        4,825,630
                                                                ============      ============     ============



                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                Common  Stock             Additional
                                          Number of          Par           Paid-in         Retained
                                            Shares          Value          Capital         Earnings         Total
                                          ---------         -----         ---------        --------         -----
Balance, December 31, 1997                 4,825,630     $     4,826     $   918,982     $ 1,239,139     $ 2,162,947

Net income year ended,
    December 31, 1998                             --              --              --         176,669         176,669
                                         -----------     -----------     -----------     -----------     -----------

Balance, December 31, 1998                 4,825,630           4,826         918,982       1,415,808     $ 2,339,616

Net income year ended,
    December 31, 1999                             --              --              --          21,294          21,294
                                         -----------     -----------     -----------     -----------     -----------


Balance, December 31, 1999                 4,825,630           4,826         918,982       1,437,102     $ 2,360,910

Net loss year ended,
    December 31, 2000                             --              --              --        (176,795)       (176,795)
                                         -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2000                 4,825,630     $     4,826     $   918,982     $ 1,260,307     $ 2,184,115
                                         ===========     ===========     ===========     ===========     ===========



                          The accompanying notes are an
                   integral part of these financial statements

                         THE FREIGHT CONNECTION, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      2000           1999            1998
                                                      ----           ----            ----
Cash flows from operating activities:
  Net income (loss)                               $   (176,795)  $     21,294   $     176,669
                                                  ------------   ------------   -------------

Adjustments to reconcile net income to
  Net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         86,770         82,398          73,144
  Deferred tax asset (net)                             (19,900)       (20,500)         37,800
  Loss on disposal of fixed assets                          --             --           1,540
Changes in assets and liabilities:
  Accounts receivable                                 (147,290)       758,207      (1,222,780)
  Accounts receivable - affiliates                      35,799        (38,933)             --
  Accounts receivable - income taxes                   (72,900)        29,747         (50,005)
  Prepaid expenses and other receivables               (54,790)         4,480          10,297
  Deposits and other assets                              2,151         29,055         (30,900)
  Accounts payable and accrued expenses                396,781       (569,097)        362,705
  Income taxes payable                                      --             --         (68,846)
                                                  ------------   ------------   -------------

Total adjustments                                      226,621        275,357        (887,045)
                                                  ------------   ------------   -------------

Net cash provided by (used in) operations               49,826        296,651        (710,376)
                                                  ------------   ------------   -------------

Net cash used in investing activities:
  Purchase of fixed assets (net)                      (115,552)       (65,423)        (60,428)
                                                  ------------   ------------   -------------

Net increase (decrease) in cash and
   cash equivalents                                    (65,726)       231,228        (770,804)

Cash and cash equivalents, beginning of period         746,353        515,125       1,285,929
                                                  ------------   ------------   -------------

Cash and cash equivalents, end of period          $    680,627   $    746,353   $     515,125
                                                  ============   ============   =============

Supplemental disclosure:
Cash paid for interest                            $         --   $         --   $          --
                                                  ============   ============   =============

Cash paid for income taxes                        $         --   $      9,147   $     206,051
                                                  ============   ============   =============


                          The accompanying notes are an
                   integral part of these financial statements

                          THE FREIGHT CONNECTION, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business and basis of presentation
The Company operates as a transportation freight broker and coordinates both truck and rail shipments from point of origin to delivery at destination for its clients' freight shipments. The Company is responsible for paying carriers for hauling the freight and extends credit to its clients for the shipment. The Company's primary office facilities are located in Atlanta, Georgia with additional sales offices located in, Los Angeles California, Niles Illinois, and Lincoln Nebraska.


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


Revenue recognition
The Company recognizes freight income, freight charges and expenses when the shipment leaves its point of origin. Quick-pay rebates are recognized in the month earned, and volume rebates are recorded annually per contract agreements. Accounts receivable credit balances are taken into income after six months months.


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


Net income per share
In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share") which requires the reporting of both basic and diluted earnings per share. Basic net income per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti dilutive. For the years ended December 31, 2000, 1999, and 1998 outstanding options have not been reflected in the computation of diluted earnings per share because the market price of common stock outstanding has not been in excess of the option price.


2.       CHANGE IN ACCOUNTING ESTIMATE

During the year ended December 31, 2000 the Company changed its method of estimating their liability for freight costs on invoices that have not been received from vendors as of the balance sheet date. The Company's policy prior to the change was to retain in accounts payable an estimate of these freight costs for a period of one year from the transaction date. The Company has changed this policy to six months. This change resulted in a decrease in freight costs of $180,130, and has been reflected as a reduction in freight expense for the year ended December 31, 2000.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 consist of the following:

                                            2000               1999
                                            ----               ----
Computer software                       $     111,097     $      76,413
Leasehold improvements                          2,650             2,650
Office furniture and equipment                441,298           360,430
                                        -------------     -------------

                                              555,045           439,493
Less accumulated depreciation                 350,046           263,276
                                        -------------     -------------

                                        $     204,999     $     176,217
                                        =============     =============

Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998, were $86,770, $ 82,398, and $73,144, respectively.



4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2000 and 1999 consist of the following:

                                            2000               1999
                                            ----               ----
Accounts payable - trade                $   2,524,025     $   2,042,728
Accounts receivable credit balances            21,174           107,487
Accrued expenses                               70,707            68,910
                                        -------------     -------------
                                        $   2,615,906     $   2,219,125
                                        =============     =============


5.       LEASES

The Company leases various office facilities under non-cancelable operating leases which expire between years 2001 and 2005. The Company also leases office equipment under non-cancelable operating leases which expire over the next five years. Rent expense incurred under these leases was $131,442, $155,283, and $130,881, for the years ended December 31, 2000, 1999 and 1998 respectively.

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2000 are as follows; 2001 - $113,860, 2002 - $106,536, 2003 - $104,901, 2004 - $99,180, and, 2005 - $3,700.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6.       FREIGHT INCOME

Freight income includes rebate income, late charge income, and accounts receivable credit balances in excess of six months. These items totaled $89,484, $192,463, and $327,398, for the years ended, December 31, 2000, 1999, and 1998, respectively.



7.       INCOME TAXES


The provision (benefit) for income taxes consisted of the following:

                                      December 31,
                                      ------------
                        2000              1999             1998
                        ----              ----             ----
Current:
    Federal         $     (60,000)    $     33,000      $     70,800
    State                 (12,900)           9,500            16,400
Deferred:
    Federal               (16,400)         (16,700)           32,300
    State                  (3,500)          (3,800)            5,500
                    -------------     ------------      ------------

                    $     (92,800)  $       22,000      $    125,000
                    =============   ==============      ============


Reconciliation of the Company's provision for income taxes to the federal statutory rate is as follows:

                                                  Year ended                  Year Ended                Year Ended
                                              December 31, 2000            December 31, 1999         December 31, 1998
                                           ------------------------     ----------------------     ---------------------
Statutory rate applied to income
   before income taxes                     $    (91,600)    (34.0)%     $   14,750       34.0%     $   102,600     34.0%
State income tax net of federal benefit         (12,800)     (4.4)%          3,000        6.9%          22,000      7.3%
Other                                            11,600        4.0%          4,250        9.8%             400      0.1%
                                           ------------   ---------     ----------   ---------     -----------   -------

                                           $    (92,800)    (34.4)%     $   22,000       50.7%     $   125,000     41.4%
                                           ============   =========     ==========   =========     ===========   =======

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.       INCOME TAXES (continued)

The components of deferred tax assets and liabilities were as follows:

                                                 December 31,
                                                 ------------
                                            2000              1999
                                            ----              ----
Deferred tax assets:
  Accounts receivable reserve           $     76,900     $     63,975
Deferred tax liability:
  Depreciation                               (16,044)         (23,019)
                                        ------------     ------------

                                              60,856           40,956
Valuation allowance                               --               --
                                        ------------     ------------
Total deferred tax asset                $     60,856     $     40,956
                                        ============     ============


SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. As a result of the Company's likelihood for future continuing profitability, management has determined that more likely than not, future taxable income will be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, no valuation allowance has been recorded at December 31, 2000 and 1999.


8.       RELATED PARTY TRANSACTIONS

The Company transacts business with various subsidiaries of its parent company, Vitran Corporation Inc. Billings to these companies approximated $334,000, $1,010,000, and $176,000, for the year ended December 31, 2000, 1999, and 1998, respectively. Billings from these companies approximated $66,000, $110,000, and $93,000, respectively. At December 31, 2000 and 1999 accounts receivable from these companies approximated $65,000 and $126,700, respectively, and accounts payable to these companies approximated $16,000 and $20,000, respectively.


9.       ECONOMIC DEPENDENCY

During the years ended December 31, 2000, 1999 and 1998, sales to one major customer exceeded 10% of the Company's total sales. This customer, an automobile manufacturer, accounted for 27%, 33%, and 43% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company is dependent upon its continuing business relationship with its freight carriers, particularly the railroads.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


10.      PENSION PLAN

The Company sponsors a 401(k) profit sharing plan which covers all full time employees of the Company who meet certain age and length of service requirements. Plan contributions are based on participant voluntary payroll deductions, subject to a maximum contribution per participant. Expense for contributions to the plan was $19,168 and $24,670 for the years ended December 31, 2000 and 1999 respectively.


11.      CONCENTRATION OF CREDIT RISK

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


12.      STOCK OPTIONS

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

At December 31, 2000, the Company has granted 106,000 incentive stock options at an exercise price of $1.00; of this total, 74,000 incentive stock options were vested but not exercised. To date the Company has issued no non-qualified stock options.

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


12.      STOCK OPTIONS (continued)

Transactions and other information relating to the plans are summarized as follows:

                                                    Incentive Stock Options
                                                    -----------------------
                                                                    Weighted
                                                    Shares         Ave. Price
                                                    ------         ----------

 Outstanding at December 31, 1997                      261,000         .95

       Granted during 1998                              31,000        1.00
       Canceled during 1998                             (1,000)        .95
                                                 -------------

 Outstanding at December 31, 1998                      291,000         .95

       Granted during 1999                               9,000        1.00
       Canceled during 1999                           (129,000)        .94
                                                 -------------

 Outstanding at December 31, 1999                      171,000         .95

       Canceled during 2000                            (65,000)        .90
                                                 -------------

 Outstanding at December 31, 2000                      106,000        1.00
                                                 =============


The following table summarizes information about all of the stock options outstanding at December 31, 2000:

                                    Outstanding Options                         Exercisable Options
                                    -------------------                         -------------------
                                          Weighted
                                          Average          Weighted                           Weighted
   Range of                              remaining          Average                            average
Exercised prices         Shares         life (years)         Price            Shares            price
----------------         ------         -----------          -----            ------            -----

     $ 1.00              106,000           3.5 years          1.00            74,000             1.00

                          THE FREIGHT CONNECTION, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


12.      STOCK OPTIONS (continued)

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

                                        2000              1999             1998
                                        ----              ----             ----
Net income (loss), as reported      $   (176,795)   $       21,294    $     176,669
                                    ============    ==============    =============

Net income, proforma                $   (165,419)   $       13,530    $     170,471
                                    ============    ==============    =============

Net income per common share:
   Basic and dilutive
     Net income, as reported        $       (.04)   $          .00    $         .04
                                    ============    ==============    =============

     Net income, proforma           $       (.04)   $          .00    $         .04
                                    ============    ==============    =============


For purposes of the preceding proforma disclosures, the weighed average fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: no dividend yield, volatility approximating 50%, risk free interest rate of 6.0%, and an expected term approximating 3.5 years.


13.      COMMITMENTS AND CONTINGENCIES

On December 20, the Company obtained a line of credit agreement with a commercial bank for $500,000, which expires on April 1, 2001. Interest is at the monthly Libor index rate plus 300 basis points or the bank's base rate. Any outstanding principal balance plus unpaid interest is due on demand. The line is secured by the Company's accounts receivable, and fixed assets. As of December 31, 2000, no amounts are outstanding on this credit line.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE FREIGHT CONNECTION, INC.
                                     a Delaware corporation

Dated:  April 13, 2001               By:  /s/ Richard E. Gaetz
       --------------------               --------------------
                                              Richard E. Gaetz,
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


Signatures                  Title                              Date
----------                  -----                              ----

/s/ Richard E. Gaetz        Chief Executive Officer    April 13, 2001
--------------------        and Director               ------------------------
Richard E. Gaetz

/s/ Geoff Duncan            President                  April 13, 2001
----------------                                       -------------------------
Geoff Duncan

/s/ Albert Gnat             Director                   April 13, 2001
---------------                                        ------------------------
Albert Gnat

/s/ Richard D. McGraw       Director                   April 13, 2001
---------------------                                  -------------------------
Richard D. McGraw

/s/ Kevin A. Glass          Director                   April 13, 2001
------------------                                     -------------------------
Kevin A. Glass


              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORT
                      PURSUANT TO SECTION 15(d) OF THE ACT

         During the year ended December 31, 2000, the Company provided each shareholder with a copy of its Annual Report on Form 10-K for the year ended December 31, 1999. The Company did not provide any other annual report or proxy materials to its shareholders during 2000.