Form 10-Q
period 2001-03-31
FREIGHT CONNECTION INC
filed 2001-05-21
CIK 853270

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:  MARCH 31, 2001

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 17, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 4,825,630.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                                MARCH 31, 2001


                                     INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheets.............................................................   3

Statements of Operation....................................................   4

Statements of Stockholders' Equity.........................................   5

Statements of Cash Flow....................................................   6

Notes to Financial Statements..............................................   7


Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   8

PART II - OTHER INFORMATION ...............................................  12

SIGNATURES.................................................................  13

                         THE FREIGHT CONNECTION, INC.

                                BALANCE SHEETS


                                                   March 31,   December 31,
                                                     2001          2000
                                                 (unaudited)    (audited)
                                                 -----------    ---------
ASSETS

Current assets:
Cash and cash equivalents                         $  676,042   $  680,627
Accounts receivable - trade
   net of allowance for uncollectible  accounts
   of $239,566 and $199,510                        3,527,121    3,637,801
Accounts receivable - affiliates                      36,017        3,134
Accounts receivable - income taxes                   201,947       93,158
Deferred tax asset                                    60,856       60,856
Prepaid expenses and other receivables                89,932       63,569
                                                  ----------   ----------

   Total Current Assets                            4,591,915    4,539,145
                                                  ----------   ----------


Property and equipment
   (net of accumulated depreciation)                 192,967      204,999

Deposits and Other Assets                             56,366       55,877
                                                  ----------   ----------

                                                  $4,841,248   $4,800,021
                                                  ==========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses             $2,641,394   $2,615,906
Accounts payable - affiliates                        178,920            -
                                                  ----------   ----------
 Total current liabilities                         2,820,314    2,615,906
                                                  ----------   ----------

Stockholders' equity
  Common stock, $.001 par value;
  authorized 20,000,000 shares;
  4,825,630 shares issued and outstanding              4,826        4,826
Additional paid-in capital                           918,982      918,982
Retained earnings                                  1,097,126    1,260,307
                                                  ----------   ----------

    Total stockholders' equity                     2,020,934    2,184,115
                                                  ----------   ----------

                                                  $4,841,248   $4,800,021
                                                  ==========   ==========

                          THE FREIGHT CONNECTION, INC.

                             STATEMENTS OF OPERATION


                                            Three Months   Three Months
                                               Ended          Ended
                                             March 31,      March 31,
                                               2001           2000
                                            (unaudited)    (unaudited)
                                            -----------    -----------

Freight income                              $ 5,069,517    $ 5,168,414

Freight expense                               4,561,540      4,671,804
                                            -----------    -----------

Gross profit                                    507,977        496,610

Selling, general and
  administrative expenses                       768,546        561,152
Depreciation & amortization                      18,300         22,845
                                            -----------    -----------

Loss from operations                           (278,869)       (87,387)

Other income (expenses):
Interest  income                                  6,899         16,950
                                            -----------    -----------

  Total Other Income                              6,899         16,950

Income (loss) before income taxes           $  (271,970)   $   (70,437)

Income tax expense (recoverable)               (108,789)       (28,400)
                                            -----------    -----------

Net income (loss)                           $  (163,181)   $   (42,037)
                                            ===========    ===========

Net income (loss) per common share
          (Basic and Diluted)               $     (0.03)   $     (0.01)
                                            ===========    ===========

Weighted average
  shares outstanding                        $ 4,825,630    $ 4,825,630
                                            ===========    ===========

                          THE FREIGHT CONNECTION, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock         Additional
                               Number of     Par         paid-in        Retained
                                 shares      value       capital        earnings     Total
                                 ------      -----       -------        --------     -----
Balance
December 31, 2000 (audited)    4,825,630    $4,826        $918,982    $1,260,307   $2,184,115

Net loss for three months
     ended March 31, 2001                                               (163,181)    (163,181)
                               ---------    ------        --------    ----------   ----------

Balance
March 31, 2001 (unaudited)     4,825,630    $4,826        $918,982    $1,097,126   $2,020,934
                               =========    ======        ========    ==========   ==========

                           THE FREIGHT CONNECTION INC.

                             STATEMENTS OF CASH FLOW

                                                 Three months  Three months
                                                 ended March   ended March
                                                   31, 2001      31, 2000
                                                 (unaudited)   (unaudited)
                                                 -----------   -----------
Cash flows from operating activities:
Net income (loss)                                 $(163,181)   $ (42,037)

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                   18,300       22,845
     Deferred tax asset                                 -            -
Changes in assets and liabilities:
     Accounts receivable                            110,680     (357,147)
     Accounts receivable - income taxes            (108,789)     (28,400)
     Due from affiliate                             146,037       24,633
     Prepaid expenses and other  receivables        (26,363)     (16,845)
     Deposits and other assets                         (489)       2,641
     Accounts payable and accrued expenses           25,488      293,638
                                                  ---------    ---------


Total adjustments                                   164,864      (58,635)
                                                  ---------    ---------

Net cash provided by (used in) operations             1,683     (100,672)
                                                  ---------    ---------

Net cash used in investing activities:
   Purchase of equipment                             (6,268)     (29,659)
                                                  ---------    ---------

Net  increase (decrease) in cash                     (4,585)    (130,331)

Cash and cash equivalents
   beginning of period                              680,627      746,353
                                                  ---------    ---------

Cash and cash equivalents,
   end of period                                  $ 676,042    $ 616,022
                                                  =========    =========

Supplemental disclosure:
   Cash paid for interest                         $       0    $       0
                                                  =========    =========

                         THE FREIGHT CONNECTION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001

NOTE 1: FINANCIAL STATEMENTS

The balance sheet as of March 31, 2001, the statements of operation for the three months ended March 31, 2001 and 2000, the statements of stockholders' equity as of March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001, and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2000.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed by dividing net income by the average number of common shares outstanding, increased by common stock equivalents determined using the treasury stock method.

NOTE 3: COMMITMENTS

On December 20, 2000, the Company obtained a line of credit with a commercial bank for $500,000, that expired on April 1, 2001. Interest was at the monthly Libor rate plus 300 basis points or the bank's base rate. The Company's accounts receivable and fixed assets secured the line. No amounts were drawn on the line of credit and no amounts are outstanding.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                                MARCH 31, 2001


PART I - FINANCIAL INFORMATION

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

  The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. It includes an analysis of the three months ended March 31, 2001, and 2000, respectively.

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

  Liquidity and Capital Resources
  -------------------------------

  The Company had working capital of $1,771,601 at March 31, 2001, compared to working capital of $1,923,239 at December 31, 2000, and $2,080,454 at March 31, 2000. The Company intends to use its working capital to fund its operations.

  The Company's cash position at March 31, 2001, was $676,042 compared to $680,627 at December 31, 2000, and $616,022 at March 31, 2000. In these periods, cash balances have been consistent. Most of our customers require supporting documentation before remitting payment of an invoice. We continue to emphasize and refine the invoicing procedure to bill and collect payment in a timely manner.

  The accounts receivable balance at March 31, 2001, was $3,527,121 compared to $3,637,801 at December 31, 2000, a decrease of 3.1%. The accounts payable balance was $2,641,394 at March 31, 2001, a rise of 1.0% from $2,615,906 at December 31, 2000. The decrease in accounts receivable is attributed to the continued emphasis placed on billing and collections.

  The net accounts receivable and payable - affiliates balance increased to a net payable balance of $146,037 primarily consisting of a $150,000 short term advance from an affiliate at March 31, 2001, compared to December 31, 2000. Accounts receivable - income taxes increased $108,789 from the December 31, 2000 balance due to the taxes recoverable generated by the loss for the quarter. The prepaid expenses balance at March 31, 2001 was $26,363 greater than the balance at December 31, 2000 and was primarily due to annual insurance premiums and expenses paid during the quarter that will be amortized over the covered period throughout the year.

  Stockholders' equity was $2,020,314 at March 31, 2001, compared to $2,184,115 at December 31, 2000. The decrease is due to the Company's net loss of $163,181 for the first quarter of 2001.

  The Company had net cash provided by operations of $1,683 for the three months ended March 31, 2001, compared to net cash used in operations of $100,672 for the comparable period in 2000. The cash provided by operations for the period ended March 31, 2001, was primarily due to the decrease in the accounts receivable of $110,680 and net increase due to affiliate of $146,037 balances offset by the increase in income tax receivable of $108,789 and the net loss for the first quarter 2001. Cash used in operations for the period ended March 31, 2000, was primarily due to the large increase in the accounts receivable balance compared to the accounts payable increase and the loss for the first quarter of 2000.

  The Company continues to purchase fixed assets when appropriate. During the quarter ended March 31, 2001, the Company purchased fixed assets in the amount of $6,268 for computer equipment compared to expenditures of $29,659 in the first quarter of 2000 for a new phone system in conjunction with the move of the Corporate office from Tampa, Florida to Atlanta, Georgia.

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

  The Company does not have any outstanding bank debt as of the date of this Report, nor did it have any bank debt at March 31, 2000. The Company had a line of credit for $500,000 which expired on April 1, 2001.

  At March 31, 2001, the Company did not have any capital lease obligations nor did it have any long-term debt.

  Results of Operations
  ---------------------

  Revenues for the three months ended March 31, 2001, were $5,069,517 compared to $5,168,414 for the three months ended March 31, 2000, a decrease of 1.9%. Revenues have been negatively impacted in the first quarter 2001 by the economic downturn, especially in February and March. The Company is targeting existing and new customers through its marketing efforts to replace the lost revenues.

  Gross profit for the three months ended March 31, 2001, was $507,977 or 10.0% of revenues, compared to $496,610 or 9.6% of revenues for the comparable period in 2000. Although the industry is extremely competitive, the Company is working to improve its margins. The gross profit margin percentage for the three months ended March 31, 2001 increased by 0.9% from the year ended December 31, 2000.

  Selling, general and administrative "SG&A" expenses for the three months ended March 31, 2001, and 2000, were 15.2% and 10.9% of revenues, respectively. The increased SG&A for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, was primarily due to increased salaries, wages, sales incentives and benefits totaling $162,314 reflecting the new operations and administrative staff in Atlanta versus the old Tampa headquarters, and sales incentive programs. The Company merged its Tampa office with the Atlanta office in February 2000, incurring certain non-recurring expense totaling $29,000 associated with closing the Tampa office. Management expects the current infrastructure will be sufficient to process a significant revenue increase without additional overhead cost. Additionally, management believes that certain expenses will be eliminated at the completion of the ongoing current upgrades to the operating and financial computer systems. Also, the Nebraska office was closed in April 2001, which may reduce revenue, but management expects SG&A savings to offset lost gross profit.

  Interest income was $6,899 for the quarter ended March 31, 2001, compared to $16,950 for the quarter ended March 31, 2000. The decrease was due primarily to a decrease in the average daily balance of available funds during the quarter ended March 31, 2001 at a reduced interest rate.

  The pretax loss was $271,970 for the quarter ended March 31, 2001, compared to a pretax loss of $70,437 for the quarter ended March 31, 2000. The decrease in the Company's revenues and the percentage increase in SG&A resulted in the loss for the period.

  The net loss was $163,181 or $.03 per share for the three months ended March 31, 2001, as compared to net loss of $42,037 or $.01 per share for the three months ended March 31, 2000. Earnings per share are based on 4,825,630 weighted average shares outstanding.

  The Company will continue to market its services and strive to obtain sales representation in the major geographic areas of North America to increase revenues and gross profit while containing SG&A expenses.

                         THE FREIGHT CONNECTION, INC.
                                   FORM 10-Q
                                MARCH 31, 2001



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
         None

Item 2 - Changes in Securities
         ---------------------
         None

Item 3 - Defaults upon Senior securities
         -------------------------------
         None

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         None

Item 5 - Other information
         -----------------
         None

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------
         a)None

         b)There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE FREIGHT CONNECTION, INC.
                                       ----------------------------
                                       Registrant


Date:  May 21, 2001                    /s/ Richard E. Gaetz
     -----------------                 -----------------------------------------
                                       Richard E. Gaetz, Chief Executive Officer



Date:  May 21, 2001                    /s/ Geoff Duncan
     -----------------                 -----------------------------------------
                                       Geoff Duncan, President